Form 10-Q
period 1995-03-31
VERTEX COMMUNICATIONS CORP /TX/
filed 1995-05-05
CIK 780416

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31,1995

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                        COMMISSION FILE NUMBER 0-15277
                            _____________________

                       VERTEX COMMUNICATIONS CORPORATION
             (Exact name of Registrant as specified in its charter)

           TEXAS                                      75-1982974
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

2600 N. LONGVIEW STREET, KILGORE, TEXAS                   75662
(Address of principal executive offices)                (Zip Code)

                                  903-984-0555
              (Registrant's telephone number, including area code)

                           __________________________

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days.

                    YES  X                            NO
                        ---                              ---

                             ______________________


    As of March 31, 1995, there were 4,404,456 shares outstanding of the Registrant's Common Stock $.10 par value.

================================================================================

                       VERTEX COMMUNICATIONS CORPORATION


                    Table of Contents to Form 10-Q For the
                      three months ended March 31, 1995




Part I - FINANCIAL INFORMATION                                PAGE
- - ------------------------------                                ----
Condensed Consolidated Balance Sheets - March 31, 1995
    and September 30, 1994....................................  1

Condensed Consolidated Statements of Income
    Three months ended March 31, 1995 and
    April 1, 1994.............................................  2

Condensed Consolidated Statements of Income
    Six months ended March 31, 1995 and
    April 1, 1994.............................................  3

Condensed Consolidated Statements of Cash Flows
    Six months ended March 31, 1995 and
    April 1, 1994.............................................  4

Notes to Condensed Consolidated Financial Statements........5 & 6

Management's Discussion and Analysis of Results of
     Operations and Financial Condition.......................  7



Part II - OTHER INFORMATION
- - ---------------------------


Item 4 - Submission of matters to a vote of
         security holders.....................................  8

Item 6 - Exhibits and reports on Form 8-K.....................  9

Signature..................................................... 10

                         PART I-FINANCIAL INFORMATION
                         ----------------------------

Item l.  FINANCIAL STATEMENTS

Vertex Communications Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                             March 31   September 30
(In thousands, except share amounts)          1995         1994
                                           -----------  ------------
                                           (Unaudited)       *
ASSETS
- - ------
Current assets:
  Cash and cash equivalents                   $12,867      $20,527
  Accounts receivable, net                     16,448       16,371
  Inventories (Note B)                         12,320        8,940
  Prepaid income taxes                            148          668
                                              -------      -------
                                               41,783       46,506

Property and equipment, at cost                19,914       18,063
  Less accumulated depreciation                (7,915)      (6,967)
                                              -------      -------
                                               11,999       11,096
Goodwill, less amortization of $90              5,322          ---
Other assets                                      891          855
                                              -------      -------

   TOTAL ASSETS                               $59,995      $58,457
                                              =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
  Accounts payable                            $ 3,016      $ 2,396
  Accrued compensation                          1,682        2,381
  Other accrued liabilities                     3,445        3,875
  Customers' advances                           2,558        1,186
  Deferred income taxes                           474          633
                                              -------      -------
                                               11,175       10,471

Deferred income taxes                             801          801
Other liabilities                               1,312          ---
Commitments and contingencies                     ---          ---

Shareholders' equity:
  Common stock, $.10 par value, 20,000,000
   shares authorized, 4,661,402 shares issued     466          466
  Capital in excess of par value               24,910       25,212
  Retained earnings                            24,056       21,563
  Treasury stock, 256,946 shares in March
   and 37,746 shares in September              (2,917)        (109)
  Translation adjustment                          192           53
                                              -------      -------
                                               46,707       47,185
                                              -------      -------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $59,995      $58,457
                                              =======      =======

* The balance sheet at September 30, 1994, has been taken from audited financial statements at that date and condensed.

Vertex Communications Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)




                                             Three Months Ended
                                          -------------------------
(In thousands, except share amounts)        March 31      April 1
                                              1995          1994
                                          -----------   -----------
Net Sales                                  $   16,258   $   14,160

Costs and Expenses:
  Cost of sales                                11,729       10,310
  Research and development                        679          695
  Marketing                                     1,065          724
  General and administrative                    1,144          899
                                           ----------   ----------

                                               14,617       12,628
                                           ----------   ----------

  Operating income                              1,641        1,532

Other income (expense):
  Income from investments                         173          150
  Interest expense                                (25)         ---
                                           ----------   ----------
  Income before income taxes and
     effect of accounting change                1,789        1,682

Provision for income taxes                        521          489
                                           ----------   ----------

  Income before accounting change               1,268        1,193

Cumulative effect of change in accounting         ---          ---
                                           ----------   ----------

Net income                                 $    1,268   $    1,193
                                           ==========   ==========
Earnings per share:
   Earnings before effect of
     accounting change                     $      .28   $      .25
   Cumulative effect of change in
     accounting                                   ---          ---
                                           ----------   ----------

                                           $      .28   $      .25
                                           ==========   ==========

Average shares and equivalent
  shares outstanding                        4,538,000    4,700,000
                                           ==========   ==========

Vertex Communications Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                              Six  Months Ended
                                           ----------------------
(In thousands, except share amounts)        March 31      April 1
                                              1995         1994
                                           ----------   ----------
Net Sales                                  $   30,965   $   28,045

Costs and Expenses:
  Cost of sales                                22,757       20,729
  Research and development                      1,086        1,379
  Marketing                                     1,779        1,350
  General and administrative                    2,123        1,672
                                           ----------   ----------

                                               27,745       25,130
                                           ----------   ----------

  Operating income                              3,220        2,915

Other income (expense):
  Income from investments                         319          306
  Interest expense                                (25)         ---
                                           ----------   ----------

  Income before income taxes and
     effect of accounting change                3,514        3,221

Provision for income taxes                      1,021          965
                                           ----------   ----------

  Income before accounting change               2,493        2,256

Cumulative effect of change in accounting         ---           65
                                           ----------   ----------

Net income                                 $    2,493   $    2,321
                                           ==========   ==========

Earnings per share:
  Earnings before effect of
    accounting change                      $      .54   $      .48
  Cumulative effect of change in
    accounting                                    ---          .01
                                           ----------   ----------

                                           $      .54   $      .49
                                           ==========   ==========

Average shares and equivalent
  shares outstanding                        4,607,000    4,710,000
                                           ==========   ==========

Vertex Communications Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)




                                                Six  Months Ended
                                            -------------------------
(In thousands)                               March 31       April 1
                                                1995          1994
                                            -----------   -----------
Cash flows from operating activities:
  Net Income                                   $ 2,493     $ 2,321
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                1,198         808
    Cumulative effect of change in accounting
      for income taxes                             ---         (65)
    Change in accounts receivable,
      inventories, prepaid taxes, and
      other assets                                (453)     (2,288)
    Change in current liabilities                 (993)        472
                                               -------     -------

                                                 2,245       1,248

Cash flows from investing activities:
  Purchase of property and equipment            (1,247)     (2,305)
  Purchase of Maxtech, Inc.                     (5,669)        ---
                                               -------     -------

                                                (6,916)     (2,305)

Cash flows from financing activities:
  Proceeds from exercise of stock options           76         183
  Purchase of treasury stock                    (3,186)        ---
                                               -------     -------

                                                (3,110)        183

Effect of exchange rate changes on cash            121         ---
                                               -------     -------

Net increase (decrease) in cash                 (7,660)       (874)

Cash and cash equivalents at beginning
  of period                                     20,527      23,537
                                               -------     -------

Cash and cash equivalents at end of period     $12,867     $22,663
                                               =======     =======

Vertex Communications Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)




Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruc-tions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all the adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

For further information, refer to the consolidated financial state-ments and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.


Note B - Inventories (In thousands)

The components of inventory consist of the following:


                                         March 31   September 30
                                           1995         1994
                                       -----------  ------------
          Raw materials                   $ 4,638      $ 3,364
          Work-in-process                   7,119        5,070
          Finished goods                      563          506
                                          -------      -------
                                          $12,320      $ 8,940
                                          =======      =======

Vertex Communications Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATION FINANCIAL STATEMENTS (Unaudited)


Note C - Acquisition


On January 25, 1995 (effective January 1, 1995) the Company acquired all of the outstanding common stock of Maxtech, Inc. (Maxtech) for cash paid at closing of $4,049,000, four-year unsecured promissory notes in the aggregate principal sum of $1,750,000, certain contingent consideration based on future net pre-tax income of Maxtech, and direct acquisition costs incurred of approximately $150,000. An additional sum of $1,650,000 was paid at closing to pay-off certain promissory notes of Maxtech. The Maxtech acquisition was accounted for under the purchase method and, accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the acquisition date. The excess of the purchase price over the assets acquired of approximately $5,412,000 is being amortized over fifteen years using the straight line method.

In connection with the purchase of Maxtech, contingent consider-ation will be due in an amount equal to 50 percent of the net pre-tax income above $1,750,000 that Maxtech earns for the cumulative period of three years and nine months ending September 30, 1998, not to exceed $2,250,000. The contingent consideration, if any, will be recorded when determinable as additional goodwill and amortized over the remaining life of the intangible asset as discussed above.

Maxtech's results of operations have been included in the Company's consolidated financial statements from the effective date of the acquisition.

Below are the unaudited pro forma results of operations as if Maxtech had been acquired on October 1, 1993.

                           Six Months Ended    Six Months Ended
                            March 31, 1995       April 1, 1994
                           ----------------    ----------------
     Net Sales                $32,331,000          $30,802,000
     Net Income               $ 2,301,000          $ 2,206,000
     Earnings Per Share       $       .50          $       .47

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company acquired Maxtech, Inc. of State College, Pennsylvania, at the beginning of the second quarter of fiscal 1995 for a purchase price of approximately $6 million, (excludes any con-tingent consideration). Maxtech is engaged in the design, manufacture, and distribution of precision radio frequency and microwave telecommunications components and subsystems, with particular emphasis on earth station satellite and point-to-point radio applications. Maxtech's products and capabilities further broaden and complement the Company's existing product lines. Management expects that as a result, future operating results will be favorably impacted. (Refer to Note C for additional information).

Net sales increased by 14.8 percent and 10.4 percent in the second quarter and six months ended March 31, 1995 when compared to the same periods one year earlier, respectively. This increase in sales volume is largely attributable to the acquisition of Maxtech.

Research and development spending decreased by 2.3 percent and
21.2 percent in the second quarter and six-month period of fiscal 1995 over the comparable periods of fiscal 1994, respectively. This was primarily due to absence of certain product development projects which were successfully completed last year. Marketing expenses combined with general and administrative expenses in-creased 36.1 percent and 29.1 percent in three-month period and six-month period ended March 31, 1995 over the comparable periods, respectively, due to stepped-up bid proposal activity and the inclusion of Maxtech's operations at the beginning of January 1995.


Financial Condition as of March 31, 1995

Cash provided by operations of $2.2 million was more than offset by the acquisition of Maxtech and purchase of Vertex's common stock pursuant to the Company's stock repurchase plan. The Company also invested $1.2 million in property and equipment additions. As a result of the foregoing significant factors, cash and cash equiva-lents decreased by $7.7 million during the six-month period ended March 31, 1995.

Management does not have in place a credit line facility since the Company's financial condition remains very healthy. Management is not aware of any demands which are likely to impact liquidity in an adverse manner.

                                    PART II

                               OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on January 26, 1995. Of the total 4,567,356 shares entitled to vote, 4,161,239 shares (91.1%) were represented in person or by proxy at the meeting.

The following matters were submitted to the meeting and approved by more than the requisite majority of shares outstanding and entitled to vote thereon and required to approve each matter as shown below:

        (1)  Election of the following Directors:

                                         FOR         AGAINST
                                      ---------      -------
             J. Rex Vardeman          4,106,605      54,634
             A. Don Branum            4,105,605      54,634
             James D. Carter          4,106,595      54,644
             Bill R. Womble           4,106,505      54,734
             Donald E. Heitzman, Sr.  4,106,091      55,148

             No votes were abstained on this matter.

        (2)  Approval of the Company's 1995 Stock Compensation
             Plan for the benefit of certain officers, directors, employees, and advisors of the Company.

             For:         2,327,143
             Against:       910,748
             Abstain:        22,068

        (3)  Ratification of the appointment of Arthur Andersen
             LLP as independent public accountants of the Company for the fiscal year ending September 30, 1995.

             For:         4,134,279
             Against:        11,760
             Abstain:        15,200

                                    PART II

                               OTHER INFORMATION




Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (A)  Exhibits.

             Exhibit 27 - Article 5 financial data schedule.


        (B)  Form 8-K.

             The Company  filed a current  report  on Form
             8-K, dated  February 7, 1995,  regarding the
             Company's acquisition of Maxtech, Inc. on January 25, 1995 (effective January 1, 1995) covering Items 2 and 7. This Report on Form
             8-K was subsequently amended by an amendment on Form 8-K/A, dated March 20, 1995, amending
             Item 7 of the current report on Form 8-K and including (1) audited financial statements of Maxtech, Inc. at December 31, 1994, and (2) unaudited pro forma condensed combined financial information in compliance with
             Article 11 of Regulation S-X, relative to the Company and Maxtech, Inc.

                               S I G N A T U R E





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               VERTEX COMMUNICATIONS CORPORATION
                                          (Registrant)





Date:  May 4, 1995                    J. D. Carter
                                      J. D. Carter
                                V. P. - Finance and Treasurer
                                (Duly Authorized Principal
                                Financial and Accounting Officer)

                               INDEX TO EXHIBITS




Exhibit                    Description
- - -------                    -----------
  27                 Financial Data Schedule