Form 10-Q
period 1995-06-30
VERTEX COMMUNICATIONS CORP /TX/
filed 1995-07-26
CIK 780416

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995

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
                             ______________________


    As of June 30, 1995, there were 4,422,856 shares outstanding of the Registrant's Common Stock $.10 par value.

================================================================================

                       VERTEX COMMUNICATIONS CORPORATION


                         Table of Contents to Form 10-Q
                    For the three months ended June 30, 1995




Part I - FINANCIAL INFORMATION                                PAGE
- ------------------------------                                ----
Condensed Consolidated Balance Sheets - June 30, 1995
    and September 30, 1994....................................  1

Condensed Consolidated Statements of Income
    Three months ended June 30, 1995 and
    July 1, 1994..............................................  2

Condensed Consolidated Statements of Income
    Nine months ended June 30, 1995 and
    July 1, 1994..............................................  3

Condensed Consolidated Statements of Cash Flows
    Nine months ended June 30, 1995 and
    July 1, 1994 .............................................  4

Notes to Condensed Consolidated Financial Statements........5 & 6

Management's Discussion and Analysis of Results of
     Operations and Financial Condition.......................  7



Part II - OTHER INFORMATION
- ---------------------------


Item 6 - Exhibits and reports on Form 8-K.....................  8

Signature.....................................................  9

                          PART I-FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Vertex Communications Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                             June 30    September 30
(In thousands, except share amounts)          1995         1994
                                           -----------  ------------
                                           (Unaudited)        *
ASSETS
- ------
Current assets:
  Cash and cash equivalents                   $12,806      $20,527
  Accounts receivable, net                     16,779       16,371
  Inventories (Note B)                         14,950        8,940
  Prepaid income taxes                            110          668
                                              -------      -------
                                               44,645       46,506

Property and equipment, at cost                20,373       18,063
  Less accumulated depreciation                (8,397)      (6,967)
                                              -------      -------
                                               11,976       11,096
Goodwill, less amortization of $180             5,160          ---
Other assets                                      882          855
                                              -------      -------

   TOTAL ASSETS                               $62,663      $58,457
                                              =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                            $ 3,409      $ 2,396
  Accrued compensation                          1,421        2,381
  Other accrued liabilities                     3,727        3,875
  Customers' advances                           3,217        1,186
  Deferred income taxes                           756          633
                                              -------      -------
                                               12,530       10,471

Deferred income taxes                             801          801
Other liabilities                               1,312          ---
Commitments and contingencies                     ---          ---

Shareholders' equity:
  Common stock, $.10 par value, 20,000,000
   shares authorized, 4,661,402 shares issued     466          466
  Capital in excess of par value               24,738       25,212
  Retained earnings                            25,301       21,563
  Treasury stock, 238,546 shares in June
   and 37,746 shares in September              (2,670)        (109)
  Translation adjustment                          185           53
                                              -------      -------
                                               48,020       47,185
                                               ------      -------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $62,663      $58,457
                                              =======      =======

* The balance sheet at September 30, 1994, has been taken from audited financial statements at that date and condensed.

Vertex Communications Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)




                                             Three Months Ended
                                          -------------------------
(In thousands, except share amounts)         June 30       July 1
                                              1995          1994
                                          -----------   -----------
Net Sales                                  $   15,934   $   12,404

Costs and Expenses:
  Cost of sales                                11,586        8,967
  Research and development                        595          710
  Marketing                                     1,045          750
  General and administrative                    1,086          720
                                           ----------   ----------

                                               14,312       11,147
                                           ----------   ----------

  Operating income                              1,622        1,257

Other income (expense):
  Income from investments                         138          147
  Interest expense                                (36)         ---
                                           ----------   ----------
  Income before income taxes and
     effect of accounting change                1,724        1,404

Provision for income taxes                        479          423
                                           ----------   ----------

  Income before accounting change               1,245          981

Cumulative effect of change in accounting         ---          ---
                                           ----------   ----------

Net income                                 $    1,245   $      981
                                           ==========   ==========
Earnings per share:
   Earnings before effect of
     accounting change                     $      .28   $      .21
   Cumulative effect of change in
     accounting                                   ---          ---
                                           ----------   ----------

                                           $      .28   $      .21
                                           ==========   ==========

Average shares and equivalent
  shares outstanding                        4,512,000    4,705,000
                                           ==========   ==========

Vertex Communications Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                              Nine Months Ended
                                           ----------------------
(In thousands, except share amounts)         June 30      July 1
                                              1995         1994
                                           ----------   ----------
Net Sales                                  $   46,899   $   40,449

Costs and Expenses:
  Cost of sales                                34,343       29,696
  Research and development                      1,681        2,089
  Marketing                                     2,824        2,100
  General and administrative                    3,209        2,392
                                           ----------   ----------

                                               42,057       36,277
                                           ----------   ----------

  Operating income                              4,842        4,172

Other income (expense):
  Income from investments                         457          453
  Interest expense                                (61)         ---
                                           ----------   ----------

  Income before income taxes and
     effect of accounting change                5,238        4,625

Provision for income taxes                      1,500        1,388
                                           ----------   ----------

  Income before accounting change               3,738        3,237

Cumulative effect of change in accounting         ---           65
                                           ----------   ----------

Net income                                 $    3,738   $    3,302
                                           ==========   ==========

Earnings per share:
  Earnings before effect of
    accounting change                      $      .82   $      .69
  Cumulative effect of change in
    accounting                                    ---          .01
                                           ----------   ----------

                                           $      .82   $      .70
                                           ==========   ==========

Average shares and equivalent
  shares outstanding                        4,572,000    4,697,000
                                           ==========   ==========

Vertex Communications Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)




                                               Nine Months Ended
                                           -------------------------
(In thousands)                               June 30        July 1
                                               1995          1994
                                           -----------   -----------
Cash flows from operating activities:
  Net Income                                   $ 3,738     $ 3,302
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                1,826       1,294
    Cumulative effect of change in accounting
      for income taxes                             ---         (65)
    Change in accounts receivable,
      inventories, prepaid taxes, and
      other assets                              (3,277)     (7,509)
    Change in current liabilities                  212         854
                                               -------     -------

                                                 2,499      (2,124)

Cash flows from investing activities:
  Purchase of property and equipment            (1,706)     (3,135)
  Purchase of Maxtech, Inc.                     (5,597)        ---
                                               -------     -------

                                                (7,303)     (3,135)

Cash flows from financing activities:
  Proceeds from exercise of stock options          151         186
  Purchase of treasury stock                    (3,186)        ---
                                               -------     -------

                                                (3,035)        186

Effect of exchange rate changes on cash            118         ---
                                               -------     -------

Net increase (decrease) in cash                 (7,721)     (5,073)

Cash and cash equivalents at beginning
  of period                                     20,527      23,537
                                               -------     -------

Cash and cash equivalents at end of period     $12,806     $18,464
                                               =======     =======

Vertex Communications Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)




Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all the adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.


Note B - Inventories (In thousands)

The components of inventory consist of the following:


                                       June 30    September 30
                                         1995         1994
                                     -----------  ------------
       Raw materials                   $ 4,558      $ 3,364
       Work-in-process                   9,685        5,070
       Finished goods                      707          506
                                       -------      -------
                                       $14,950      $ 8,940
                                       =======      =======

Vertex Communications Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATION FINANCIAL STATEMENTS (Unaudited)


Note C - Acquisition


On January 25, 1995 (effective January 1, 1995) the Company acquired all of the outstanding common stock of Maxtech, Inc. (Maxtech) for cash paid at closing of $4,049,000, four-year unsecured promissory notes in the aggregate principal sum of $1,750,000, certain contingent consideration based on future net pre-tax income of Maxtech, and direct acquisition costs incurred of approximately $150,000. An additional sum of $1,650,000 was paid at closing to pay-off certain promissory notes of Maxtech. The Maxtech acquisition was accounted for under the purchase method and, accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the acquisition date. The excess of the purchase price over the assets acquired of approximately $5,340,000 is being amortized over fifteen years using the straight line method.

In connection with the purchase of Maxtech, contingent consideration will be due in an amount equal to 50 percent of the net pre-tax income above
$1,750,000 that Maxtech earns for the cumulative period of three years and nine months ending September 30, 1998, not to exceed $2,250,000. The contingent consideration, if any, will be recorded when determinable as additional goodwill and amortized over the remaining life of the intangible asset as discussed above.

Maxtech's results of operations have been included in the Company's consolidated financial statements from the effective date of the acquisition.

Below are the unaudited pro forma results of operations as if Maxtech had been acquired on October 1, 1993.

                           Nine Months Ended   Nine Months Ended
                              June 30, 1995       July 1, 1994
                           -----------------   -----------------
     Net Sales                $48,265,000          $45,018,000
     Net Income               $ 3,548,000          $ 3,351,000
     Earnings Per Share       $       .78          $       .71

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company acquired Maxtech, Inc. (Maxtech) of State College, Pennsylvania, at the beginning of the second quarter of fiscal 1995 for a purchase price of approximately $6 million, (excludes any contingent consideration). Maxtech is engaged in the design, manufacture, and distribution of precision radio frequency and microwave telecommunications components and subsystems, with particular emphasis on earth station satellite and point-to-point radio applications. (Refer to Note C for additional information).

Net sales increased by 28.5 percent and 15.9 percent in the third quarter and nine months ended June 30, 1995, respectively, when compared to the same periods one year earlier. The increased sales volume is attributable to the acquisition of Maxtech and increased foreign product shipments.

Research and development spending decreased by 16.2 percent and 19.5 percent in the third quarter and nine-month period of fiscal 1995 over the comparable periods of fiscal 1994, respectively. This was primarily due to absence of certain product development projects which were successfully completed last year. Marketing expenses combined with general and administrative expenses increased 45.0 percent and 34.3 percent in three-month period and nine-month period ended June 30, 1995 over the comparable periods, respectively, due to stepped-up bid proposal activity and the inclusion of Maxtech at the beginning of January 1995.

Financial Condition as of June 30, 1995

Cash provided by operations of $2.5 million was more than offset by the acquisition of Maxtech and purchase of Vertex's common stock pursuant to the Company's stock repurchase plan. Inventories increased by $6 million (67.2 percent) since September 30, 1994 as a result of the Maxtech acquisition and delayed product shipments at the customers' direction. The Company also invested $1.7 millon in property and equipment additions. As a result of the foregoing significant factors, cash and cash equivalents decreased by $7.7 million during the nine-month period ended June 30, 1995.

Management believes that expected cash flows from operations and current cash balances will be sufficient to fund the Company's operations and planned capital investments for the foreseeable future. Management does not have in place a credit line facility because of the Company's strong financial condition and forecasted growth. Management is not aware of any demands which are likely to impact liquidity in an adverse manner.

                                    PART II

                               OTHER INFORMATION




Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (A)  Exhibits.

             Exhibit 27 - Article 5 financial data schedule.

        (B)  Form 8-K.

             The Company filed no report on Form 8-k, and none were required to be filed during the three months ended June 30, 1995.

                               S I G N A T U R E





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                VERTEX COMMUNICATIONS CORPORATION
                                ---------------------------------
                                          (Registrant)





Date:  July 25, 1995               S/  J. D. Carter
                                ---------------------------------
                                        J. D. Carter
                                V. P. - Finance and Treasurer
                                (Duly Authorized Principal
                                Financial and Accounting Officer)

                                EXHIBIT INDEX



             Exhibit 27 - Article 5 financial data schedule.