Form 10-K
period 1995-09-30
VERTEX COMMUNICATIONS CORP /TX/
filed 1995-12-18
CIK 780416

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -----------

                                  FORM 10-K
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO ________________

                        COMMISSION FILE NUMBER:  0-15277

                  ----------------------------------------

                       VERTEX COMMUNICATIONS CORPORATION
           (Exact name of Registrant as specified in its charter)

          TEXAS                                               75-1982974
(State or other jurisdiction of                            (I.R.S.  Employer
incorporation or organization)                             Identification No.)


2600 N. LONGVIEW STREET, KILGORE, TEXAS                          75662
(Address of principal executive offices)                       (Zip Code)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (903) 984-0555

                       ------------------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                      ON WHICH REGISTERED
-------------------                                     ---------------------
        None                                                    None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        COMMON STOCK, $.10 PAR VALUE
                              (Title of Class)

                       ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes   X    No
                                                ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 1, 1995, 4,423,256 shares of the Registrant's Common Stock, $.10 par value, were outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates based on the closing sales price on December 1, 1995, as reported by The Nasdaq Stock Market (National Market System), was approximately $45,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1995, are incorporated by reference into Items 5, 6, 7, and 8 under Part II and Item 14 of Part IV hereof.

Portions of the Registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 1996 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, and 13 under
Part III hereof.

================================================================================

                      VERTEX COMMUNICATIONS CORPORATION

                         ANNUAL REPORT ON FORM 10-K
                For the Fiscal Year Ended September 30, 1995

             ===================================================

                                     PART I

ITEM 1.     BUSINESS.

GENERAL

            Vertex Communications Corporation (the "Registrant," the "Company," or "Vertex") designs, develops, and manufactures an extensive line of precision earth station antennas for satellite communications. The Company's antennas range in size from 1.8 to 34 meters in diameter and operate in all relevant commercial and military frequency bands, including C-band, X-band and Ku-band. The Company also manufactures antenna control systems that control the movement and tracking capabilities of antennas, related electronic components used to amplify radio frequency ("RF") signals, as well as precision microwave waveguide components for application as component parts of communications systems. To complement its antenna products, the Company also provides custom engineering, turnkey field installation, spare and replacement parts, site testing, and after-sale and maintenance services.

            The Company's strategy is to provide a wide variety of technologically advanced satellite communications earth station antenna products to satisfy an expanding range of customer and industry requirements. To accomplish its objectives, the Company engages in ongoing efforts to introduce, in a timely manner, products that are designed to meet applicable domestic and international specifications. The Company believes that it offers a more diverse line of products than any of its principal competitors. Due to the exacting design and engineering requirements necessary to produce satellite communications antennas, quality control and precision engineering are central to the manufacturing process. The Company believes it has developed a reputation as a leader in quality control procedures which has enhanced its position in the marketplace.

            The Company markets its products to systems integrators and to end users who combine the Company's products with other communication equipment to form complete communications systems. In the United States, Vertex markets its products through a direct sales force; while in international markets, the Company utilizes a direct sales force, supplemented by independent foreign sales representatives. Vertex's customers include the television broadcast industry, international telecommunications companies, communications common carriers, private communications networks, and government agencies, including certain agencies of the U. S. Government and various foreign governments.

            The Company was organized pursuant to Texas law in 1984. The Company's wholly-owned subsidiaries include: Gamma-f Corp., a Nevada corporation headquartered in Torrance, California; Vertex Antennentechnik GmbH, a corporation organized pursuant to the laws of the Federal Republic of Germany, with its headquarters in Duisburg, Germany; Vertex International, Ltd., formed under the laws of England, with its headquarters near London;Vertex Foreign Sales Corporation, organized pursuant to the laws of The Virgin Islands, with its office in St. Thomas, The Virgin Islands; and Maxtech, Inc., a Pennsylvania corporation which is located in State College, Pennsylvania. As used herein, the terms the "Registrant," the "Company," and "Vertex" refer to Vertex Communications Corporation and its wholly-owned subsidiaries, unless otherwise indicated. The Company's principal executive offices are located at 2600 North Longview Street, Kilgore, Texas 75662, and its telephone number is (903) 984-0555.

EARTH STATION ANTENNA INDUSTRY

            An increase in demand for transmission and reception capacity to support high-speed voice, video, and data communications has resulted in significant demand for additional satellite and earth station equipment. Communications satellites, once placed in orbit above the earth, relay microwave radio signals from one or more earth stations to one or more other earth stations at various geographical locations. The primary function of an earth station is to transmit or receive a microwave radio signal via satellite in order to efficiently facilitate the telecommunications process. (Telecommunication is the process of communication through electronic means such as radio, telegraph, television, and computer.) Each earth station is interconnected to a local communications network which distributes and/or collects the desired information to or from the users of such information. A typical earth station consists of several components, including an antenna and associated electronic components, some of which amplify RF signals and others that control the movement and tracking capabilities of the antenna.

            A principal advantage of satellite communications systems over terrestrial communications systems is that once a satellite has been launched, the incremental cost of adding new transmission and reception points is limited to the cost of the earth station. With a terrestrial communications system, each transmission route must receive a right- of-way clearance and incur additional costs attendant to laying connecting cable or erecting microwave towers and repeater stations. As a result, a satellite communications system frequently offers advantages as a cost-effective medium for long-distance communications, as compared to the cost of a terrestrial communications system which is usually higher.

            Communications satellites use the C-band, X-band and Ku-band for transmission in the radio frequency spectrum. The Company designs and manufactures satellite communications earth station antennas that operate in each of these frequency bands. C-band antennas are capable of receiving and transmitting information in the radio frequency band of four to six gigahertz. The C-band frequency spectrum is also used for terrestrial microwave transmissions. Due to the increasing use of the C-band frequency, the Ku-band frequency (12 to 14 gigahertz) has been reserved exclusively for satellite transmission by the Federal Communications Commission ("FCC") and an international agreement. Since wavelengths in the Ku-band are relatively short, they can be gathered and concentrated by a smaller antenna dish than is required with longer wavelength C-band transmissions. Therefore, Ku-band transmission enables earth station vendors and voice, video, and data communications service providers to bring satellite communications directly to customers' facilities. The X-band frequency spectrum (seven to eight gigahertz) is reserved for utilization in worldwide military satellite communications.

THE VERTEX STRATEGY

            The Company's strategy is to provide a wide variety of advanced earth station antennas and associated products to satisfy evolving customer requirements. The Company believes its experience in refining current products and developing new products will enable it to expand distribution and gain market share.

            The Company believes this strategy has been, and will continue to be, successful because of the following key elements:

            TECHNICAL EXPERTISE. Vertex believes its technical expertise, together with its ability to comply with exacting engineering and design specifications, has contributed to its ability to increase sales. The ability of its engineering and design staff to respond rapidly to detailed customer requirements has enhanced the Company's competitive position.

            BROAD PRODUCT LINE. The Company's product strategy is to establish and maintain a prominent market share by emphasizing the development and distribution of a wide array of quality products. The Company believes its telecommunications products comprise one of the industry's broadest product lines. This extensive product line positions the Company to respond to a variety of customer requirements and to gain market share by expanding penetration into new and existing markets.

            SKILLED SALES FORCE. The Company's distribution strategy focuses on the needs of systems integrators and large end users that require a sales force possessing advanced technical knowledge and expertise. The Company believes its sales force is qualified to differentiate and promote the benefits of its products from those offered by competitors, to respond promptly to solve customers' communications problems, and to address customers' future communications requirements as their needs evolve and organizational functions change.

            INTERNATIONAL OPERATIONS. Emerging demand has created the need for substantial investment in telecommunications infrastructures in many international markets. The Company believes that a significant opportunity exists in the market for satellite earth station antennas and associated products outside of the United States. The Company adapts its product development, marketing and distribution strategies to comply with the unique requirements of specific international markets. The Company expects its international sales volume will continue to grow.

            ACQUISITIONS AND GROWTH. The Company expects that planned sales growth will be largely dependent on its ability to expand its existing plant facilities and increase personnel or to implement selected, strategic acquisitions which will complement existing business and enhance market share in the industry.

            Consistent with this strategic objective, Vertex acquired Maxtech, Inc. of State College, Pennsylvania in January 1995. Maxtech's products and capabilities are an excellent fit within Vertex's product line and are an integral part of a typical earth station communications system.

            PRODUCT DEVELOPMENT. The Company works closely with its customers to identify market needs and define product specifications early in the development process. This approach results in a thorough understanding of end user requirements prior to commencement of the design process and often positions the Company to develop and deliver new products or refinements of existing products in response to its customers' needs more rapidly than many of its competitors. The Company believes that the flexibility of its product designs and the capabilities of its engineering staff, combined with its adherence to superior quality control standards, have enabled it to be consistently among the first-to-market with competitive new products or innovative refinements of existing products.

VERTEX PRODUCTS

            EARTH STATION ANTENNAS AND ASSOCIATED PRODUCTS. The Company manufactures an extensive line of earth station antennas capable of operating in the commercial and military frequency bands from one to 30 gigahertz, which range in size from 1.8 to 34 meters in diameter, as well as the related electronic components used to control the movement and tracking capabilities of antennas. These products require exacting engineering skills and detailed standards or specifications as established by each customer, involving not only antenna design, but the complete integration of other components acquired from the Company or other sources.

            Through its subsidiary, Gamma-f Corp., the Company designs and manufactures precision microwave waveguide components such as filters, diplexers, and radio frequency feed subsystems. These products are sold directly to end users and suppliers who integrate such products with other components in telecommunications systems. The Company also utilizes these products as component parts of certain of its antenna products.

            Through its subsidiary, Vertex Antennentechnik GmbH, the Company designs and supplies products which complement its existing broad line of antenna products such as precision antenna reflectors, multi-axis pedestals (antenna support structures), controller drive systems, radio telescopes, and optical telescopes.

            Through its subsidiary, Maxtech, Inc., the Company designs and manufactures a variety of Low Noise Amplifiers (LNAs), Solid State Power Amplifiers (SSPAs), and other related high performance products used in telecommunications systems.

            The Company's products are utilized by its customers principally for telecommunications applications with certain products used in radio astronomy.

            CUSTOM ENGINEERING. The Company provides custom engineering services and believes it is among the industry leaders in developing related custom-engineered products. Significant examples of Vertex's ability to design and deliver non-standard antenna products developed in recent years include: a 30-meter full-motion, high-speed, multi-feed antenna; a 20 meter multi-frequency, extended broadband antenna; an antenna array wall chamber; and an 11-meter mobile antenna.

            CUSTOMER SERVICES. In addition to the manufacture and supply of a broad line of telecommunication antennas and related products, the Company also offers a wide range of related services, including consulting; design and configuration; turnkey field installation; site testing and performance analysis; and after-sale maintenance services.

MARKETING, SALES, AND CUSTOMERS

            GENERAL. The Company's marketing strategy is to offer a complete line of high-technology antenna products, rather than to market complete communications systems. The Company believes that this approach enables Vertex to satisfy the needs of systems integrators (companies which sell complete communications systems, but do not manufacture antennas or the particular antenna needed). This approach also enables the Company to sell antenna products directly to end users (ultimate customers) who combine the antennas and associated products with other systems components to form complete communications systems. The Company markets and supports its products through a distribution system comprised of a direct sales force, supplemented in international markets by independent sales representatives. Vertex augments these sales methods by advertising certain products in trade magazines and by displaying certain products at trade shows. The marketing and sales activities of the Company focus on domestic and international markets for commercial, governmental, and military applications. Vertex's marketing plan contemplates sales growth through increasing market share and continued development of new markets for its products.

            SALES. The Company maintains a direct sales force in the United States and Germany, and a staffed sales office in England. In addition to providing product and pricing information, Vertex's sales personnel provide customers and potential customers value-added solutions and detailed explanations of the benefits and advantages of the Company's products and services as compared to those of its competitors. The Company's sales force includes sales managers, engineers, sales representatives, and technical support personnel. The Company's worldwide marketing and sales efforts are directed and coordinated from its headquarters in Kilgore, Texas.

            The Company believes that the rapidly evolving international market will continue to be an important source of sales. The Company's international sales are comprised of products manufactured in the United States and Germany, and services performed on-site by its engineers and technical support personnel. To enhance its foreign sales, the Company also engages the services of foreign independent sales representatives to supplement its direct sales force. These foreign sales representatives also offer products of other manufacturers which are complementary to, but not competitive with, the Company's products.

            Sales to foreign customers involving products or services originating in the United States are typically contracted for in U. S. dollars. Foreign sales of products or services originating in Germany are usually conducted in the German mark. International sales are subject to certain government controls and other risks, including export licensing, currency exchange rate fluctuations, political instability, trade restrictions, and changes in tariffs and freight rates. Should any of these factors prove onerous or change in a material unfavorable manner, the Company's delivery or completion of a sales contract could be adversely affected. To date, the Company has not experienced any material difficulties related to these factors.

            International sales accounted for 68%, 73%, and 63% of net sales in 1995, 1994, and 1993, respectively. Sales in Western Europe were 16%, 18%, and 23% of net sales in 1995, 1994, and 1993, respectively. Sales in the Far Eastern countries amounted to 28%, 22%, and 14% of net sales in 1995, 1994, and 1993, respectively. Export sales were 64%, 63%, and 57% of net sales in 1995, 1994, and 1993, respectively.

            CUSTOMERS. Typical users of the Company's products include the broadcast industry, international telecommunications companies, communications common carriers, universities, private communications networks, and government agencies. The Company's customers include a number of major companies and government agencies throughout the world, including certain agencies of the U.
S. Government and various foreign governments.

            Although the Company sells its products to many customers, one customer, Satellite Transmission Systems, Inc. ("STS"), and various agencies of the U. S. Government (aggregated as one), have each accounted for 10% or more of sales in any one of the past three fiscal years, except as otherwise indicated in the following schedule.

  ====================================================================================================
                                                           Percent of Total Net Sales
  ----------------------------------------------------------------------------------------------------
  Customer                                         1995                   1994                  1993
  ----------------------------------------------------------------------------------------------------
  STS . . . . . . . . . . . . . . . . . .           16%                   19%                   21%
  ----------------------------------------------------------------------------------------------------
  U. S. Government  . . . . . . . . . . .         Below 10%             Below 10%               12%
  ====================================================================================================


           No other customer accounted for as much as 10% of the Company's net sales in 1995, 1994, or 1993, respectively.

           Vertex does not seek to maintain a specific level of sales to the various agencies of the U. S. Government, but rather targets certain types of projects where the Company's existing products and/or expertise will enable it to submit competitive bid proposals. Accordingly, the Company does not attach any particular significance to the fact that sales to these customers (aggregated as one) have declined since 1993 as depicted in the table above.

           The history of the Company's business reflects that, due to large contracts which may occur from time to time, one or more different customers may represent a material part of the Company's net sales or unfilled backlog of orders in any given year or at any point in time. As an example, unfilled order backlog to one customer, GTE Corporation, represented approximately 25% of the Company's total unfilled order backlog at October 31, 1995 (due to over $12 million of contract awards received from GTE in the fourth quarter of fiscal 1995). The Company believes that its relationships with its customers are excellent and that it will continue to be a major supplier of satellite communications earth station antenna products to its major customers. In addition, the Company has been successful in recent years in diversifying its customer base by increasing its penetration of existing and emerging markets and developing new markets for its products, and believes that it could maintain sales of its products at current levels to other customers if current relationships were interrupted. Although a large number of these relationships has existed for multiple years, there can be no assurance that such relationships will continue. The loss of any of such customers could have a material adverse effect on the Company and its business.

           Most of the Company's business with the U. S. Government is on a fixed-price basis. Contracts with the U. S. Government customarily include provisions which provide for cancellation at the convenience of the Government. In addition, upon cancellation by the Government, the Company would be entitled to reimbursement of costs incurred, plus a pro rata share of profit. The Company has never received a cancellation of a material Government contract and has no reason to anticipate any such cancellation. Products sold, characteristics, and business risks associated with U. S. Government business do not differ materially from those associated with sales of the Company's products to its commercial customers.

           CUSTOMER SUPPORT AND SERVICE. The Company services, repairs, and provides technical support for its products. Through its sales network and design and support services, the Company is constantly made aware of customers' needs and their use of its products and services. Accordingly, a superior level of continuing customer service and support is integral to the Company's objective of developing and maintaining long-term relationships with its customers. The majority of the Company's service and support activities are provided by its field engineering team, systems engineers, and sales and administrative support personnel, both on-site at the customer's location and by telephone.

FOREIGN OPERATIONS

           In fiscal 1993, the Company organized its wholly-owned subsidiary, Vertex Antennentechnik GmbH, headquartered in Duisburg, Germany, and acquired through this subsidiary all of the assets and ongoing business of the Antenna Group of Krupp Industrietechnik GmbH of Germany, effective December 31, 1992. Financial information relating to these foreign operations for the past three years is shown below:


                                                                                   (In thousands)
                                                                            1995         1994        1993
                                                                            ----         ----        ----
            Sales to Unaffiliated Customers     . . . . . . . . . . . .    $3,724      $5,922       $3,417
            Transfers between Geographic Areas    . . . . . . . . . . .       889       1,059           21
            Operating Income (Loss)     . . . . . . . . . . . . . . . .      (263)      1,186          107
            Identifiable Assets   . . . . . . . . . . . . . . . . . . .     2,366       4,002        3,482

            The Company translates the financial statements of its German subsidiary from its functional currency, the German mark, into U. S. dollars in accordance with applicable financial accounting standards. Assets and liabilities are translated at the exchange rate in effect at each fiscal year end. Sales and expenses are translated at the weighted average exchange rate in effect for the period reported. Any resulting gains or losses are recorded in shareholders' equity and excluded from net income.

MANUFACTURING AND ENGINEERING

            The Company's products are manufactured from standard components and parts that are either built by the Company or by other manufacturers pursuant to the Company's specifications. Vertex considers these components and related materials to be commercially available in sufficient volume in the industry and expects to experience no difficulty in obtaining any materials or components needed in its manufacturing activities. However, should any of these materials or components become unavailable for a significant period, the result could have an adverse effect on the Company's business.

            The Company's products require substantial engineering, design, and technical support. In addition, although many of the Company's products are standardized, custom engineering is frequently required to accomplish the antenna modifications necessary for a particular application or installation. The Company's engineering staff is also important to its research and development activities. The Company has been successful in attracting and retaining well- qualified engineering personnel and does not anticipate a shortage of qualified personnel in the future.

            The Company believes that its current manufacturing facilities provide adequate manufacturing space for the foreseeable future. See Item 2 - "Properties."

PRODUCT DEVELOPMENT

            The Company's product research and development efforts are directed primarily toward development, design, engineering, and implementation activities rather than pure research. These activities are generally undertaken in response to specific customer requests or anticipated requirements of the U. S. Government for programs that have been identified by the Company. Funding for these activities is derived from internally generated sources and, from time to time, customers. For the years 1995, 1994, and 1993, the Company expended $2,165,000, $2,637,000, and $2,203,000, respectively, on research and development. Costs associated with product development work funded by customers are included in the Company's cost of sales and the related revenues are included in net sales. The Company strives to continually upgrade its existing products and develop new products to meet changing customer requirements and to keep pace with evolving technology in the industry.

COMPETITION

            The Company experiences substantial competition from a number of established companies which provide a broad range of products to the satellite communications earth station antenna market, including Andrew Corporation, Comsat RSI SatCom Technologies, and Scientific-Atlanta, Inc. Certain of these companies have substantially greater financial and personnel resources than those available to the Company. The Company's products may not be proprietary or patentable, and may be subject to duplication and exploitation by its competitors. Although many of these competitors offer antenna products which are among the types or sizes produced by the Company, the Company believes that no single competitor offers the diversity of antenna products produced by the Company.

            The Company believes that the most important competitive factors are technical performance, capabilities, product performance, dependable delivery, and price. Maintenance and service capabilities and manufacturing experience in the industry are also important factors to a customer. Accordingly, the Company strives to price its products competitively while stressing its custom engineering and servicing capabilities based upon the years of experience and technical expertise of its personnel in designing and manufacturing antenna products and the Company's precision metal manufacturing methods. The Company believes that its expertise in custom engineering and its ability to meet customers' relatively short-lead time requirements provide it with a distinct competitive advantage.

            Due to competition in the industry where the Company competes, periodic advances in technology can be expected. Therefore, the Company's ability to maintain and improve in its existing markets and to enter new markets is partially dependent upon its ability to evaluate advances in technology and incorporate such advances where appropriate into its products in a timely and effective manner.

INTELLECTUAL PROPERTY

            The Company holds patents for certain products and processes. The Company does not, however, consider patents important to its business but instead relies principally upon innovative management, technical expertise, and marketing skills to develop, enhance, and market its products. The Company believes it is less dependent on the protection of proprietary product information than on its ability to timely and effectively develop, enhance, and market its products to maintain the competitiveness of its products with those of others. The Company protects its proprietary product information through the selective use of nondisclosure agreements with customers, suppliers, and industry partners and by limiting access to sensitive information.

            The Company has no reason to believe that its products and proprietary rights infringe on the proprietary rights of any third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

BACKLOG AND SEASONALITY

            At October 31, 1995 and 1994, the Company's backlog of unfilled orders believed to be firm was approximately $44 million and $31 million, respectively. The backlog of unfilled orders at October 31, 1995, included approximately $1.0 million of contracts with the U. S. Government. As is customary, these contracts include provisions which allow for cancellation at the convenience of the Government or prime contractor. Upon exercise of these provisions, the Company would be entitled to reimbursement of costs incurred and a pro rata share of profit. The Company has never received a cancellation of a material government contract and believes no such event is threatened. The Company expects that a substantial portion of the October 31, 1995, backlog will be completed in fiscal year 1996.

            The levels of net sales and net income of the Company fluctuate moderately on a quarterly basis. The variability in recent years has been demonstrated by typically higher net sales and net income in the fiscal quarters ending in June and September of each fiscal year. The primary reason for this pattern is the need for customers to complete installations during warm weather months. The fiscal quarter ending in September can also be affected by the timing of sales to U. S. Government agencies.

            Other factors which have caused quarterly fluctuations in net sales and net income include variability of shipments under large contracts and variations in product mix and in profitability of individual orders. The Company believes these aberrations may continue to have similar impact on future results of operations, but their timing and placement within particular quarterly periods on an ongoing basis cannot be predicted. Consequently, the Company believes it is more meaningful to focus on annual rather than interim results. In addition, due to the timing differences from year to year in the receipt of large nonrecurring sales contracts, year-to-year comparisons of backlog can be misleading and are not necessarily indicative of future revenues.

ENVIRONMENTAL COMPLIANCE

            Due to the nature of the Company's products, it has not been materially affected to date by environmental laws. The Company does not anticipate its business will be materially affected by any current or expected environmental laws.

GOVERNMENT REGULATION

            Although the Company is not directly regulated by any governmental agency, most of its United States customers, and the telecommunications industry in general, are subject to regulation by the Federal Communications Commission (the "FCC"). In recent years, FCC decisions permitting greater competition among common carriers have had a favorable impact on the Company. In addition, the FCC controls the allocation of transmission frequencies and the performance characteristics of earth station antennas. As a result of these controls, the Company's antenna design specifications must conform on an ongoing basis to meet FCC or other regulatory requirements. These regulations are not expected to adversely affect the operations of the Company.

            Outside the United States, where some of the customers of the Company have been government owned and operated entities, changes in government economic policy and communications regulation have affected in the past, and may be expected to affect in the future, the volume of foreign business. However, the effect of regulation in countries other than the United States in which the Company does business has generally not been detrimental to the international activities of the Company taken as a whole and is not expected to be detrimental to such activities in the foreseeable future.

EMPLOYEES

            As of October 31, 1995, the Company employed approximately 600 full-time employees.

            None of the Company's employees is represented by a labor organization and the Company is not a party to any collective bargaining agreement. The Company has never had an employee strike or a work stoppage and considers its relations with its employees to be good. The Company has not experienced any difficulty in attracting and retaining qualified employees.

ITEM 2.     PROPERTIES.

            The Company owns and maintains executive and administrative offices at its headquarters at 2600 N. Longview Street, Kilgore, Texas. The following is a listing of the properties owned or leased by Vertex and its subsidiaries as of October 31, 1995.

                                                                     Approximate Area            Owned
      Location                       Principal Use                    in Square Feet           or Leased
      --------                       -------------                   ----------------          ---------
 Kilgore, Texas           Engineering, administrative, and         231,000 floor space on     Owned in fee
                          manufacturing                            55 acres of land

 Longview, Texas          Engineering, administrative, and         30,000 floor space         Leased to
                          manufacturing                                                       October 1997

 Torrance, California     Engineering, administrative, and         37,000 floor space*        Leased to
                          manufacturing                                                       June 1997

 State College, Pa.       Engineering, administrative, and         18,000 floor space         Leased to March
                          manufacturing                                                       1998

 Duisburg, Germany        Engineering and administrative           4,000 floor space          Leased to
                                                                                              February 1996

 Surrey, England          Administrative                           1,000 floor space          Leased to
                                                                                              January 1996

-----------------------

            * Approximately 15,000 square feet of the total floor space is subleased to a third party.

            The Company believes its facilities are adequate and will be suitable to meet its requirements for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS.

            The Company is not a party to any legal proceedings which would have a material, adverse effect on the Company or its business and does not believe that any such legal proceedings are threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company, through solicitation of proxies or otherwise.

                                    PART II

            The information required by Items 5 through 8, inclusive, of this report is contained in the Registrant's Annual Report to Shareholders for its fiscal year ended September 30, 1995 (the "1995 Annual Report"), selected portions of which are incorporated herein by reference, as described below. With the exception of the material incorporated by reference herein, the 1995 Annual Report is not deemed filed as a part of this Annual Report on Form 10-K.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

            The information appearing under the caption "Market for Common Stock" on page 20 of the 1995 Annual Report is hereby incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA.

            The information appearing in the "Selected Financial Data" table on page 1 of the 1995 Annual Report is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 and 11 of the 1995 Annual Report is hereby incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The Consolidated Financial Statements of Vertex Communications Corporation and Subsidiaries and Notes thereto, appearing on pages 12 through 19, inclusive, together with the Report of Arthur Andersen LLP, Independent Public Accountants, thereon, appearing at page 20 of the 1995 Annual Report, are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

              The information regarding directors of the Registrant in response to Item 7 of Schedule 14A promulgated pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"), which will appear in the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1996 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

EXECUTIVE OFFICERS

              The following table sets forth the names and ages of all executive officers of the Registrant, their respective positions and offices with the Registrant, and the period during which each has served as an executive officer.

                                                                                                               SERVED AS
                                                                                                               EXECUTIVE
                                NAME                        AGE                POSITION(S)(1)                OFFICER SINCE
                                ----                        ---                -----------                   -------------
                  J. Rex Vardeman . . . . . . . . .         56             Chairman of the Board,            October, 1984
                                                                     President, Chief Executive Officer
                                                                                and Director

                  A. Don Branum . . . . . . . . . .         58        Senior Vice President, Assistant       October, 1984
                                                                       Secretary and Director of the
                                                                                Company; and
                                                                      Vice President/General Manager,
                                                                          Vertex Antenna Division

                  James D. Carter . . . . . . . . .         48            Vice President-Finance,            October, 1984
                                                                           Treasurer and Director

                  Bill R. Womble(2) . . . . . . . .         57             Secretary and Director            October, 1984

                  William L. Anton  . . . . . . . .         57       Vice President of the Company; and      December, 1984
                                                                        Vice President - Marketing,
                                                                          Vertex Antenna Division

                  Helmut E. Schwarz . . . . . . . .         54       Vice President of the Company; and      December, 1984
                                                                      Vice President/General Manager,
                                                                               VISAT Division

                  H. Dean Bunnell . . . . . . . . .         48       Vice President of the Company; and      January, 1995
                                                                       President and Chief Executive
                                                                           Officer, Maxtech, Inc.

                  Manfred Stupnik   . . . . . . . .         53       Vice President of the Company; and      January, 1995
                                                                          President, Gamma-f Corp.

---------------
(1) All executive officers of the Registrant are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships between any director or executive officer of the Registrant and any other such person.

(2) Mr. Womble is not an employee of the Registrant.

             The following information, as furnished by each of the persons named, relates to the business experience of each executive officer of the Registrant named above.

             J. Rex Vardeman is a co-founder of the Company and has served as Chairman of the Board, President, Chief Executive Officer and a director since its inception in October 1984. Prior to founding the Company, Mr. Vardeman served as Vice President of Harris Antenna Operations ("Harris Antenna Operations"), a unit of the Satellite Communications Division of Harris Corporation ("Harris"), until the acquisition in 1984 of the Harris Antenna Operations by the Company. In 1973, Mr. Vardeman co-founded Radio Mechanical Structures, Inc. ("RMS"), the predecessor to the Harris Antenna Operations, and served as its Vice President and General Manager and a director until the acquisition of RMS by Harris in 1977. For more than ten years prior thereto, he was employed by E-Systems, Inc., a major electronics company, in various engineering and management positions.

             A. Don Branum, a co-founder of the Company, has served as Senior Vice President, Assistant Secretary, and a director since its inception in October 1984 and as Vice President/General Manager of the Company's Vertex Antenna Division since April 1994. Prior to joining the Company, Mr. Branum served as Vice President of the Harris Antenna Operations, with responsibility for product marketing. Mr. Branum served as President of Dallas Telecommunications, Inc., a communications marketing and consulting firm which he founded from 1981 through 1984. From 1978 through 1981, Mr. Branum served as Vice President and General Manager of the Satellite Communications Division of Harris, of which the Harris Antenna Operations were a part. Mr. Branum was a co-founder of RMS in 1973 and served as its President and a director until its acquisition by Harris in 1977.

             James D. Carter has served the Company as Vice President - Finance and Treasurer and a director since its inception in October 1984. Prior to joining the Company, Mr. Carter was employed by Harris as Controller of the Harris Antenna Operations since 1978. For more than six years prior thereto, Mr. Carter was employed by Harris in various accounting positions.

             Bill R. Womble has served as Secretary and a director of the Company since October 1984. He has been continuously engaged in the private practice of law since 1963 and is a member of the firm of Thompson & Knight, P.C. (attorneys), Dallas, Texas. Mr. Womble is not an employee of the Company.

             William L. Anton has served as Vice President of the Company since October 1984 and as Vice President - Marketing of Vertex Antenna Division since September 1995. Prior to appointment to his current positions, Mr. Anton previously served in the position of Vice President - International Marketing since 1987 and as Vice President - Operations from December 1984 through October 1987. From April 1984 through December 1984 and from August 1977 until April 1984, Mr. Anton served as Director of Operations and Program Director, respectively, of the Harris Antenna Operations.

             Helmut E. Schwarz has served as Vice President of the Company and Vice President/General Manager of Vertex Integrated Satellite Antenna Technology Division since September 1995. Prior thereto, Mr. Schwarz served as Vice President - Engineering and Technology of the Company since joining the Company in December 1984. Mr. Schwarz served for more than six years in various senior engineering management positions with Harris, including Director of Feed Production from July 1983 through December 1984.

             H. Dean Bunnell has served as Vice President of the Company since January 1995, immediately following the acquisition of Maxtech, Inc. ("Maxtech") as a wholly-owned subsidiary of the Company. Mr. Bunnell is a co-founder of Maxtech and has served as its President and Chief Executive Officer since its inception in 1989 and has continued to serve in such positions since the Company's acquisition of Maxtech.

             Manfred Stupnik has served as Vice President of the Company since January 1995 and as President of Gamma-f Corp., a wholly-owned subsidiary of the Company, since 1991. Prior thereto, Mr. Stupnik held positions as Vice President of Operations and Vice President-Commercial Products during his 24 years of continuous tenure with Gamma-f Corp.

EMPLOYMENT AGREEMENTS

             J. Rex Vardeman, A. Don Branum and James D. Carter, in their capacities as (i) Chairman of the Board, President and Chief Executive Officer,
(ii) Senior Vice President, and (iii) Vice President - Finance and Treasurer of the Company, respectively, have each executed employment agreements with the Company. These employment agreements are each for three-year terms which automatically renew on a daily basis.

             Among other provisions, these agreements provide that, in consideration for remaining in the employ of the Company, each officer is entitled, subject to certain conditions, to receive benefits in the event of termination of employment under certain circumstances, including, among other reasons, a change of control of the Company. If such an officer is terminated for a reason other than (a) his death, disability or retirement, (b) for cause, or (c) his voluntary termination other than for good reason, such officer would be entitled to receive from the Company, except as otherwise indicated below, a lump-sum severance payment equal to the sum of the following payments: (i) the officer's full base salary through the effective date of his termination at the rate then in effect, (ii) any authorized but unreimbursed business expenses and any vacation benefits which have accrued but are unpaid or unused as of the effective date of termination, (iii) any accrued but unpaid annual bonus compensation to the effective date of termination, but without accelerating the bonus payment date, (iv) an amount equal to three times the average aggregate direct annual compensation (salary and bonus) of the officer for the five fiscal years of the Company ended immediately prior to the effective date of his termination, and (v) in the event such officer is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), resulting from any "excess parachute payment" received by such officer as described in Section 280G(b) of the Code, an amount sufficient to ensure that after payment of such excise tax, plus interest or penalties thereon, if any, as the result of such "excess parachute payment," such officer will retain free and clear of all claims, taxes, and impositions an amount equal to such excise tax, interest and penalties, if any, imposed upon the excess payment received. In the event that any such officer receives a parachute payment as a result of termination of employment, such officer would be deemed to receive an "excess parachute payment" if it equals or exceeds 300% of the officer's "base amount," generally the average annual compensation received by such officer over the five most recent tax years. The "excess parachute payment" is computed as that portion of the "parachute payment" which exceeds the "base amount."

COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT.

             Section 16(a) of the Exchange Act requires the Registrant's directors and officers, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file initial reports of ownership and reports of changes in ownership of the Registrant's securities with the Securities and Exchange Commission (the "Commission") on Forms 3, 4, or 5, as applicable. Such persons are required by regulations promulgated by the Commission pursuant to the Exchange Act to furnish the Registrant with copies of all such Section 16(a) report forms they file with the Commission.

             Based solely on its review of the copies of such report forms received by it with respect to fiscal year 1995, or written representations from certain reporting persons, the Registrant believes that all filing requirements applicable to its directors, officers, and persons who own more than 10% of a registered class of the Registrant's equity securities have been timely complied with in accordance with Section 16(a) of the Exchange Act.

ITEM 11.      EXECUTIVE COMPENSATION.

              The information regarding executive compensation in response to
Item 8 of Schedule 14A which will appear in the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1996 Annual Meeting of Shareholders is hereby incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              The information regarding security ownership of certain beneficial owners and management in response to Item 6 of Schedule 14A which will appear in the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1996 Annual Meeting of Shareholders is hereby incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              The information regarding certain relationships and related transactions in response to Item 7 of Schedule 14A which will appear in the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1996 Annual Meeting of Shareholders is hereby incorporated herein by reference.

                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                               PAGE IN 1995
(a)1.    CONSOLIDATED FINANCIAL STATEMENTS.                                                   ANNUAL REPORT
                                                                                              -------------
           Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . .     20

           Consolidated Statements of Income
             For the years ended September 30,
             1995, 1994, and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

           Consolidated Balance Sheets
             As of September 30, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . .     13

           Consolidated Statements of Cash Flows
             For the years ended September 30,
             1995, 1994, and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

           Consolidated Statements of Shareholders' Equity
             For the years ended September 30,
             1995, 1994, and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .     16

   2.    FINANCIAL STATEMENT SCHEDULES.                                                         PAGE NO.
                                                                                                --------

           Report of Independent Public Accountants on Schedule . . . . . . . . . . . . . . . .    S-1

         SCHEDULE
         --------

           II    - Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . .  S-2

         All other schedules are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)      REPORTS ON FORM 8-K.

         The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report, and none was required.

(c)      EXHIBITS.

         The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or are incorporated herein by reference to previous filings as noted, as applicable:

       EXHIBIT
       NUMBER                                               DESCRIPTION OF EXHIBIT
       ------                                               ----------------------
       3.1        . .             Restated Articles of Incorporation of the Registrant filed as Exhibit  3-A to the
                                  Registrant's Statement on Form S-18 (File No. 33-1094-FW).

       3.2        . .             Bylaws of the Registrant filed as Exhibit 3-B to the Registrant's Registration
                                  Statement on Form S-18 (File No. 33-1094-FW).

       3.3        . .             Articles of Amendment to the Restated Articles of Incorporation of the Registrant
                                  filed as Exhibit 3-C to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 (File No. 0-15277).

       3.4        . .             Articles of Amendment to the Restated Articles of Incorporation, as amended, of  the
                                  Registrant.

       3.5        . .             First Amendment to the Bylaws of the Registrant filed as Exhibit 3-D to the
                                  Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988
                                  (File No. 0-15277).

       3.6        . .             Second Amendment to the Bylaws of the Registrant adopted October 29, 1991 filed as
                                  Exhibit 3-E to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                                  September 30, 1991 (File No. 0-15277).

       10.1       . .             Savings/Profit Sharing Plan of the Registrant, as amended and restated, effective as of June 1, 1991 filed as Exhibit 10-A to the Registrant's Annual Report on Form 10-K
                                  for the fiscal year ended September 30, 1991 (File No. 0-15277).

       10.2       . .             Stock Option Plan for Key Employees of the Registrant filed as Exhibit A to the
                                  Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1987 Annual Meeting of Shareholders (File No. 0-15277).

       10.3       . .             First Amendment to the Stock Option Plan for Key Employees filed as Exhibit 10-E to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
                                  1988 (File No. 0-15277).

       10.4       . .             Second Amendment to the Stock Option Plan for Key Employees - Filed as Exhibit A to
                                  the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1992 Annual Meeting of Shareholders (File No. 0-15277).

       10.5       . .             1995 Stock Compensation Plan of the Registrant filed as Exhibit A to the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1995
                                  Annual Meeting of Shareholders (File No. 0-15277).


       10.6       . .             Management Incentive Compensation Plan of the Registrant filed as Exhibit 10-F to the
                                  Registrant's Registration Statement on Form S-18 (File No. 33-1094-FW).

       EXHIBIT
       NUMBER                                               DESCRIPTION OF EXHIBIT
       ------                                               ----------------------
       10.7       . .             Qualified Employee Stock Purchase Plan of the Registrant filed as Exhibit 10-G to the
                                  Registrant's Registration Statement on Form S-18 (File No. 33-1094-FW).

       10.8       . .             Outside Directors Stock Option Plan of the Registrant filed as Exhibit B to the
                                  Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1987 Annual Meeting of Shareholders (File No. 0-15277).

       10.9       . .             Executive Employment Agreement, dated November 10, 1994, by and between the Registrant and J. Rex Vardeman, Chairman of the Board, President and Chief Executive Officer of
                                  the Registrant.

       10.10      . .             Executive Employment Agreement, dated November 10, 1994, by and between the Registrant and A.Don Branum, Senior Vice President of the Registrant.

       10.11      . .             Executive Employment Agreement, dated November 10, 1994, by and between the Registrant and James D. Carter, Vice President - Finance and Treasurer of the Registrant.

       10.12*     . .             Management Incentive Compensation Plan of the Registrant, as amended and restated
                                  effective October 1, 1995.

       10.13*     . .             Management Incentive Compensation Plan for Divisions of the Registrant, as amended and restated effective October 1, 1995.

       10.14*     . .             Management Incentive Compensation Plan of Gamma-f Corp., a wholly-owned subsidiary of the Registrant, as amended and restated effective October 1, 1995.

       10.15*     . .             Management Incentive Compensation Plan of Maxtech, Inc., a wholly-owned subsidiary of the Registrant, as amended and restated effective October 1, 1995.

       10.16*     . .             Employee Profit Sharing Bonus Plan of the Registrant, as amended and restated
                                  effective October 1, 1995.

       10.17*     . .             Employee Profit Sharing Bonus Plan of Gamma-f Corp., a wholly-owned subsidiary of the
                                  Registrant, as amended and restated effective as of October 1, 1995.

       10.18      . .             Indemnification Agreement, dated October 26, 1994, by and between the Registrant and
                                  J. Rex Vardeman; and schedule of other officers and directors of the Registrant, each of whom has entered into a similar agreement with the Registrant.

       11*        . .             Computation of Net Income Per Share.

       13*        . .             Annual Report to Shareholders of the Registrant for the year ended September 30, 1995, to the extent specified in Parts II, III and IV hereof.

       22*        . .             Subsidiaries of the Registrant.

       24*        . .             Consent of Independent Public Accountants.

       27*        . .             Financial Data Schedule.

--------------------------
       *Filed herewith.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 18, 1995               Vertex Communications Corporation
                                             (Registrant)



                                        By:  /s/ J. REX VARDEMAN
                                             J. Rex Vardeman
                                             Chairman of the Board, President
                                             and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      SIGNATURE                         TITLE                       DATE
      ---------                         -----                       ----
   /s/ J. REX VARDEMAN           Chairman of the Board,        December 18, 1995
     J. Rex Vardeman                President, Chief
                             Executive Officer (Principal
                                 Executive Officer) and
                                        Director

   /s/ A. DON BRANUM                    Director               December 18, 1995
     A. Don Branum

   /s/ JAMES D. CARTER          Vice President - Finance       December 18, 1995
     James D. Carter            (Principal Financial and
                             Accounting Officer), Treasurer
                                      and Director

   /s/ BILL R. WOMBLE                   Director               December 18, 1995
     Bill R. Womble

/s/ DON R. HEITZMAN, SR                 Director               December 18, 1995
  Donald E. Heitzman, Sr.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                                    SCHEDULE



To Vertex Communications Corporation:

       We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Vertex Communications Corporation's 1995 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 27, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                        Arthur Andersen LLP



Dallas, Texas
  October 27, 1995

(In thousands)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                       ADDITIONS
                                              ---------------------------
                           BALANCE AT         CHARGES TO       CHARGES TO                           BALANCE
                           BEGINNING           COST AND          OTHER                              AT END
DESCRIPTION                OF PERIOD           EXPENSES         ACCOUNTS         DEDUCTIONS         OF PERIOD
-----------                ----------         ----------       ----------        ----------         ---------
ALLOWANCE FOR
DOUBTFUL ACCOUNTS

Year Ended 9/30/95              $263             $(22)          $   --         $    --                    $241
Year Ended 9/30/94               263               60               --              60(1)                  263
Year Ended 9/30/93               386              (55)              --              68(1)                  263


ALLOWANCE FOR
INVENTORY OBSOLESCENCE

Year Ended 9/30/95              $451            $ (34)           $  --         $     --                   $417
Year Ended 9/30/94               330              121               --               --                    451
Year Ended 9/30/93               202              128               --               --                    330

ALLOWANCE FOR
WARRANTY CLAIMS

Year Ended 9/30/95              $460             $303            $  --            $172(2)                 $591
Year Ended 9/30/94               433              310               --             283(2)                  460
Year Ended 9/30/93               384              375               --             326(2)                  433


(1) Doubtful accounts written off, less recoveries.
(2) Warranty claims processed.

                               INDEX OF EXHIBITS


Number                                             DESCRIPTION
------                                             -----------
10.12         Management Incentive Compensation Plan of the Registrant, as amended and restated effective October 1,
              1995.

10.13         Management Incentive Compensation Plan for Divisions of the Registrant, as amended and restated effective
              October 1, 1995.

10.14         Management Incentive Compensation Plan of Gamma-f Corp., a wholly-owned subsidiary of the Registrant, as amended and restated effective October 1, 1995.

10.15         Management Incentive Compensation Plan of Maxtech, Inc., a wholly-owned subsidiary of the Registrant, as amended and restated effective October 1, 1995.

10.16         Employee Profit Sharing Bonus Plan of the Registrant, as amended and restated effective October 1, 1995.

10.17         Employee Profit Sharing Bonus Plan of Gamma-f Corp., a wholly-owned subsidiary of the Registrant, as amended and restated effective as of October 1, 1995.

11            Computation of Net Income Per Share.

13            Annual Report to Shareholders of the Registrant for the year ended September 30, 1995, to the extent specified in Parts II, III and IV hereof.

22            Subsidiaries of the Registrant.

24            Consent of Independent Public Accountants.

27            Financial Data Schedule.