Form 10-Q
period 1995-12-29
VERTEX COMMUNICATIONS CORP /TX/
filed 1996-01-31
CIK 780416

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 29, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _______________

                       COMMISSION FILE NUMBER 0-15277

                      VERTEX COMMUNICATIONS CORPORATION
           (Exact name of Registrant as specified in its charter)

              TEXAS                                     75-1982974
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporated or organization)                      Identification No.)


               2600 N. LONGVIEW STREET, KILGORE, TEXAS  75662
            (Address of principal executive offices and zip code)

                               (903) 984-0555
            (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  X        NO
                           -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

AS OF DECEMBER 29, 1995, THERE WERE 4,425,256 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK $.10 PAR VALUE.

================================================================================

                       VERTEX COMMUNICATIONS CORPORATION

                         TABLE OF CONTENTS TO FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 29, 1995



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements - (Unaudited)

            Condensed Consolidated Balance Sheets - December 29, 1995 and September 30, 1995

            Condensed Consolidated Statements of Income - Three months ended December 29, 1995 and December 30, 1994

            Condensed Consolidated Statements of Cash Flows - Three months ended December 29, 1995 and December 30, 1994

            Notes to Condensed Consolidated Financial Statements - December 29, 1995


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition




PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                             December 29         September 30
                                                                                1995                 1995
                                                                          ----------------     ----------------
ASSETS                                                                      (Unaudited)                *
CURRENT ASSETS
Cash and equivalents                                                           $ 11,848           $ 14,870
Accounts receivable, net                                                         17,746             16,295
Inventories (Note B)                                                             16,602             14,324
                                                                               --------           --------
                                                                                 46,196             45,489

PROPERTY AND EQUIPMENT, at cost                                                  21,475             20,798
Less accumulated depreciation                                                    (8,891)            (8,400)
                                                                               ---------          ---------
                                                                                 12,584             12,398
GOODWILL, less accumulated amortization of $358 and $268                          5,059              5,149
Other assets                                                                        838                818
                                                                               --------           --------
TOTAL ASSETS                                                                   $ 64,677           $ 63,854
                                                                               ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                               $  2,627           $  2,883
Accrued compensation                                                              1,113              1,799
Other accrued liabilities                                                         3,986              4,935
Customers' advances                                                               3,637              2,015
Deferred income taxes                                                               746                461
                                                                               --------           --------
                                                                                 12,109             12,093
ACQUISITION INDEBTEDNESS                                                            875              1,312
DEFERRED INCOME TAXES                                                               763                763
COMMITMENTS AND CONTINGENCIES                                                  --------           --------

SHAREHOLDERS' EQUITY
Common stock, ($.10 par value, 20,000,000 shares
  authorized, 4,661,402 shares issued)                                              466                466
Capital in excess of par value                                                   24,940             24,963
Retained earnings                                                                28,151             26,758
Treasury stock, at cost,
   (236,146 shares in December; 230,146 shares in September)                     (2,808)            (2,700)
Translation adjustment                                                              181                199
                                                                               --------           --------
                                                                                 50,930             49,686
                                                                               --------           --------
TOTAL LIABILITIES AND EQUITY                                                   $ 64,677           $ 63,854
                                                                               ========           ========

* The balance sheet at September 30, 1995 has been taken from audited financial statements at that date and condensed.

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)


                                                                                 Three Months Ended
                                                                           December 29        December 30
                                                                               1995              1994
                                                                          -------------      -------------
NET SALES                                                                 $      18,964      $      14,707

COSTS AND EXPENSES:
Cost of sales                                                                    13,983             11,028
Research and development                                                            664                407
Marketing                                                                         1,004                714
General and administrative                                                        1,428                979
                                                                          -------------      -------------
                                                                                 17,079             13,128
                                                                          -------------      -------------

OPERATING INCOME                                                                  1,885              1,579

OTHER INCOME (EXPENSE):
Income from investments                                                             134                146
Interest expense                                                                    (26)               ---
                                                                          -------------      -------------
INCOME BEFORE INCOME TAXES                                                        1,993              1,725

Provision for income taxes                                                          600                500
                                                                          -------------      -------------
NET INCOME                                                                $       1,393      $       1,225
                                                                          =============      =============

EARNINGS PER SHARE                                                        $         .30      $         .26
                                                                          =============      =============

AVERAGE SHARES AND EQUIVALENT SHARES OUTSTANDING                                  4,618              4,647
                                                                          =============      =============

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)


                                                                                  Three Months Ended
                                                                           December 29        December 30
                                                                               1995               1994
                                                                          -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES                                      $      (1,776)     $       2,572

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                 (677)              (730)
Payment for business purchased in fiscal 1995                                      (438)               ---
                                                                          -------------      -------------
                                                                                 (1,115)              (730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                         (150)            (2,264)
Other                                                                                19                 76
                                                                          -------------      -------------
                                                                                   (131)            (2,188)
                                                                          -------------      -------------

DECREASE IN CASH AND EQUIVALENTS                                                 (3,022)              (346)

CASH AND EQUIVALENTS:
At beginning of period                                                           14,870             20,527
                                                                          -------------      -------------
AT END OF PERIOD                                                          $      11,848      $      20,181
                                                                          =============      =============

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

NOTE B - INVENTORIES (IN THOUSANDS)

The components of inventory consist of the following:

                                                                           December 29       September 30
                                                                               1995              1995
                                                                          -------------      -------------
                          Raw Materials                                   $       5,219      $       4,476
                          Work-In-Process                                        10,101              8,661
                          Finished Goods                                          1,282              1,187
                                                                          -------------      -------------
                                                                          $      16,602      $      14,324
                                                                          =============      =============

NOTE C - ACQUISITION

On January 25, 1995 (effective January 1, 1995), the Company acquired all of the outstanding common stock of Maxtech, Inc. by purchase. Below are the unaudited pro forma results of operations prepared by management, as if the acquisition had occurred on October 1, 1994.

                                                                                Three Months Ended
                                                                                 December 30, 1994
                                                                                 -----------------
                          Net Sales                                                 $ 16,073,000
                          Net Income                                                $  1,033,000
                          Earnings Per Share                                        $        .22

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net sales for the three months ended December 29, 1995 increased by 28.9 percent when compared to the same period one year earlier. Approximately 50 percent of the sales increase is attributable to the acquisition of Maxtech and the balance was primarily a result of increased product demand.

Research and development expenses of $664,000 increased by 63.1 percent in the first quarter of fiscal 1996 over the same quarter last year due to continued work on the new 9.3-meter bolt-together antenna design and the inclusion of Maxtech. Marketing spending combined with general and administrative expenses were $2.4 million during the three months ended December 29, 1995 or 43.7 percent higher than the comparable period. This spending increase was principally caused by the Maxtech acquisition and the start-up of two new operating divisions.

The effective tax rate for fiscal 1996 is lower than the prescribed statutory rates mainly due to the effect of tax incentives available from export shipments and certain investment income that is not taxable.

Net income for the first quarter was $1.4 million or 13.7 percent greater than the comparable period due to the factors discussed above. The Company received $19.5 million of new orders to push unfilled order backlog to a record high of $44.7 million at the close of business at the end of the quarter.

FINANCIAL CONDITION AS OF DECEMBER 29, 1995

The Company's operating activities consumed $1.8 million in the first quarter of fiscal 1996 compared to same quarter last year when operating activities generated $2.6 million. The favorable impact of strong net income was more than offset as the balances of inventories and accounts receivable increased by $2.3 million and $1.5 million, respectively, since September 30, 1995. These working capital accounts increased mainly due to stepped-up sales and orders volume.

Management believes that forecasted cash flows combined with the Company's favorable financial condition will be sufficient to fund the Company's operations and planned capital investments for the foreseeable future. Management is not aware of any demands which are likely to impact liquidity in an adverse manner.

PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)              Exhibits:

                          Exhibit 27 - Financial Data Schedule


         (b)              Form 8-K:

                          The Company filed no reports on Form 8-K and none were required to be filed during the three months ended December 29, 1995.

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      VERTEX COMMUNICATIONS CORPORATION
                                      ---------------------------------
                                                (Registrant)





Date:      January 31, 1996               /s/ J. D. Carter
      -------------------------       --------------------------------------

                                      J. D. Carter
                                      Vice President - Finance
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  27            Financial Data Schedule