Form 10-Q
period 1996-03-29
VERTEX COMMUNICATIONS CORP /TX/
filed 1996-04-26
CIK 780416

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 29, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to _______________

                        COMMISSION FILE NUMBER:  0-15277

                       VERTEX COMMUNICATIONS CORPORATION
             (Exact name of Registrant as specified in its charter)


         TEXAS                                              75-1982974
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


                 2600 N. LONGVIEW STREET, KILGORE, TEXAS  75662
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

AS OF MARCH 29, 1996, THERE WERE 4,443,256 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK $.10 PAR VALUE.

================================================================================

                       VERTEX COMMUNICATIONS CORPORATION

                         TABLE OF CONTENTS TO FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 29, 1996



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements - (Unaudited)

         Condensed Consolidated Balance Sheets - March 29, 1996 and September 30, 1995

         Condensed Consolidated Statements of Income - Three months ended March 29, 1996 and March 31, 1995

         Condensed Consolidated Statements of Income - Six months ended March 29, 1996 and March 31, 1995

         Condensed Consolidated Statements of Cash Flows - Six months ended March 29, 1996 and March 31, 1995

         Notes to Condensed Consolidated Financial Statements - March 29, 1996


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition




PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                     March 29         September 30
                                                                        1996              1995
                                                                    ----------        ------------
ASSETS                                                              (Unaudited)             *
CURRENT ASSETS
Cash and equivalents                                                 $ 11,000            $14,870
Accounts receivable, net                                               17,001             16,295
Inventories (Note B)                                                   18,549             14,324
                                                                     --------           --------
                                                                       46,550             45,489

PROPERTY AND EQUIPMENT, at cost                                        22,569             20,798
Less accumulated depreciation                                          (9,401)            (8,400)
                                                                     --------           --------
                                                                       13,168             12,398
GOODWILL, less accumulated amortization of $448 and $268                4,969              5,149
Other assets                                                              732                818
                                                                     --------           --------
TOTAL ASSETS                                                         $ 65,419           $ 63,854
                                                                     ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                     $  2,682           $  2,883
Accrued compensation                                                    1,851              1,799
Other accrued liabilities                                               4,252              4,935
Customers' advances                                                     1,669              2,015
Deferred income taxes                                                     916                461
                                                                     --------           --------
                                                                       11,370             12,093
ACQUISITION INDEBTEDNESS                                                  875              1,312
DEFERRED INCOME TAXES                                                     763                763
COMMITMENTS AND CONTINGENCIES                                             ---                ---

SHAREHOLDERS' EQUITY
Common stock, ($.10 par value, 20,000,000 shares
  authorized, 4,661,402 shares issued)                                    466                466
Capital in excess of par value                                         24,830             24,963
Retained earnings                                                      29,611             26,758
Treasury stock, at cost,
   (218,146 shares in March; 230,146 shares in September)              (2,594)            (2,700)
Translation adjustment                                                     98                199
                                                                     --------           --------
                                                                       52,411             49,686
                                                                     --------           --------
TOTAL LIABILITIES AND EQUITY                                         $ 65,419           $ 63,854
                                                                     ========           ========

* The balance sheet at September 30, 1995 has been taken from audited financial statements at that date and condensed.

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)


                                                        Three Months Ended
                                                    March 29           March 31
                                                      1996               1995
                                                    --------           --------
NET SALES                                           $ 19,233           $ 16,258

COSTS AND EXPENSES:
Cost of sales                                         13,918             11,729
Research and development                               1,005                679
Marketing                                                971              1,065
General and administrative                             1,429              1,144
                                                    --------           --------
                                                      17,323             14,617
                                                    --------           --------

OPERATING INCOME                                       1,910              1,641

OTHER INCOME (EXPENSE):
Income from investments                                  200                173
Interest expense                                         (26)               (25)
                                                    --------           --------
INCOME BEFORE INCOME TAXES                             2,084              1,789

Provision for income taxes                               624                521
                                                    --------           --------
NET INCOME                                          $  1,460           $  1,268
                                                    ========           ========

EARNINGS PER SHARE                                  $    .32           $    .28
                                                    ========           ========

AVERAGE SHARES AND EQUIVALENT SHARES OUTSTANDING       4,600              4,538
                                                    ========           ========

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)


                                                          Six Months Ended
                                                    March 29           March 31
                                                      1996               1995
                                                    --------           --------
NET SALES                                           $ 38,197           $ 30,965

COSTS AND EXPENSES:
Cost of sales                                         27,901             22,757
Research and development                               1,669              1,086
Marketing                                              1,975              1,779
General and administrative                             2,857              2,123
                                                    --------           --------
                                                      34,402             27,745
                                                    --------           --------

OPERATING INCOME                                       3,795              3,220

OTHER INCOME (EXPENSE):
Income from investments                                  334                319
Interest expense                                         (52)               (25)
                                                    --------           --------
INCOME BEFORE INCOME TAXES                             4,077              3,514

Provision for income taxes                             1,224              1,021
                                                    --------           --------
NET INCOME                                             2,853              2,493
                                                    ========           ========

EARNINGS PER SHARE                                  $    .62           $    .54
                                                    ========           ========

AVERAGE SHARES AND EQUIVALENT SHARES OUTSTANDING       4,605              4,607
                                                    ========           ========

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)


                                                        Six Months Ended
                                                  March 29           March 31
                                                    1996               1995
                                                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES              $ (1,634)          $  2,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                  (1,771)            (1,247)
Payment for business purchased in fiscal 1995         (438)            (5,669)
                                                  --------           --------
                                                    (2,209)            (6,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                            (150)            (3,186)
Other                                                  123                 76
                                                  --------           --------
                                                       (27)            (3,110)
                                                  --------           --------

DECREASE IN CASH AND EQUIVALENTS                    (3,870)            (7,660)

CASH AND EQUIVALENTS:
At beginning of period                              14,870             20,527
                                                  --------           --------
AT END OF PERIOD                                  $ 11,000           $ 12,867
                                                  ========           ========

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

NOTE B - INVENTORIES (IN THOUSANDS)

The components of inventory consist of the following:

                                               March 29         September 30
                                                 1996               1995
                                               --------         ------------
         Raw Materials                         $  5,771           $  4,476
         Work-In-Process                         11,053              8,661
         Finished Goods                           1,725              1,187
                                               --------           --------
                                               $ 18,549           $ 14,324
                                               ========           ========

NOTE C - ACQUISITION

On January 25, 1995 (effective January 1, 1995), the Company acquired all of the outstanding common stock of Maxtech, Inc. by purchase. Below are the unaudited pro forma results of operations prepared by management, as if the acquisition had occurred on October 1, 1994.

                                                           Six Months Ended
                                                            March 31, 1995
                                                           ----------------
         Net Sales                                           $ 32,331,000
         Net Income                                          $  2,301,000
         Earnings Per Share                                  $        .50

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
     QUARTER ENDED MARCH 29, 1996

Second quarter sales set a record of $19.2 million and were up 18.3 percent over the same quarter last year primarily due to higher product demand.

Expenditures for research and development surged to $1 million or 48 percent over the same quarter last year primarily due to product development activities in the 9 meter antenna product line and funding of various projects in the two new operating divisions that were started at the beginning of fiscal 1996. Total expenditures for marketing and G & A expenses increased 8.6 percent due to addition of the two new operating divisions.

Net income of $1,460,000 reached a record high and was 15.1 percent greater than the same quarter last year mainly due to the above discussed factors.

RESULTS OF OPERATIONS
     SIX MONTHS ENDED MARCH 29, 1996

Sales for the first six months of fiscal 1996 increased by 23.4 percent over the comparable period of fiscal 1995 as a result of the Maxtech acquisition and increased product demand.

Research and development spending increased 53.7 percent from the comparable period largely because of 9 meter antenna development work, start-up of two new operating divisions, and the inclusion of Maxtech for the full six-month period of fiscal 1996. Marketing and G & A expenses increased by 23.8 percent when compared to the six months ended March 31, 1995 mainly as a result of the Maxtech acquisition and start-up of two new operating divisions.

Net income for the first-half of fiscal 1996 was $2,853,000 or 14.4 percent more than the same period of fiscal 1995. The backlog of unfilled orders was $41.3 million at the close of business on March 29, 1996 which is an increase of 17.8 percent from one year prior.

The effective tax rate for fiscal 1996 is lower than the prescribed statutory rates mainly due to the effect of tax incentives available from export shipments and certain investment income that is not taxable.

FINANCIAL CONDITION AS OF MARCH 29, 1996

As of March 29, 1996, the ratio of current assets to current liabilities improved to 4.1 from 3.8 at September 30, 1995.

During this six-month period, net cash used by operating activities was $1.6 million principally due to the increased levels of inventories and accounts receivable necessary to support increased sales volume.

Management believes that forecasted cash flows combined with the Company's strong financial condition will be sufficient to fund operations and planned capital investments for the foreseeable future. Management is not aware of any demands which are likely to impact liquidity in an adverse manner.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on January 25, 1996. Of the 4,423,256 total shares entitled to vote, 3,812,547 shares (86.2%) were represented in person or by proxy at the meeting.

         The following matters were submitted to the meeting and approved by more than the requisite majority of shares outstanding and entitled to vote thereon and required to approve each matter as shown below:

         (1)   Election of the following Directors:

                                       Shares Voted           Shares Voted
                                           For                   Against
                                       ------------           ------------
               J. Rex Vardeman          3,765,897                 46,650
               A. Don Branum            3,779,897                 32,650
               James D. Carter          3,760,047                 52,500
               Bill R. Womble           3,779,897                 32,650
               Donald E. Heitzman, Sr.  3,780,197                 32,350

               No votes were abstained on this matter.

         (2) Ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending September 30, 1996.

               Shares Voted For:                  3,793,647
               Shares Voted Against:                 10,800
               Shares Abstaining:                     8,100

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               Exhibit 27 - Financial Data Schedule


         (b)   Form 8-K:

               The Company filed no reports on Form 8-K and none were required to be filed during the three months ended March 29, 1996.

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VERTEX COMMUNICATIONS CORPORATION
                                        -----------------------------------
                                                (Registrant)





Date:  April 26, 1996                     /s/ J. D. Carter
      ----------------                  -----------------------------------
                                        J. D. Carter
                                        Vice President - Finance
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                Exhibit Index



Exhibit No.                Description
- -----------                -----------

  Ex-27                Financial Data Schedule