Form 10-Q
period 1996-06-28
VERTEX COMMUNICATIONS CORP /TX/
filed 1996-07-23
CIK 780416

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1996

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

                        YES    X             NO
                           ---------           ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

AS OF JUNE 28, 1996, THERE WERE 4,427,356 SHARES OUTSTANDING OF THE
                  REGISTRANT'S COMMON STOCK $.10 PAR VALUE.

================================================================================

                       VERTEX COMMUNICATIONS CORPORATION

                         TABLE OF CONTENTS TO FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 28, 1996



PART I   -  FINANCIAL INFORMATION


Item 1.     Financial Statements - (Unaudited)

            Condensed Consolidated Balance Sheets - June 28, 1996 and September 30, 1995

            Condensed Consolidated Statements of Income - Three months ended June 28, 1996 and June 30, 1995

            Condensed Consolidated Statements of Income - Nine months ended June 28, 1996 and June 30, 1995

            Condensed Consolidated Statements of Cash Flows - Nine months ended June 28, 1996 and June 30, 1995

            Notes to Condensed Consolidated Financial Statements - June 28,
            1996


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition




PART II  -  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K


SIGNATURE

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                               June 28          September 30
                                                                                 1996               1995
                                                                            -----------         ------------
ASSETS                                                                      (Unaudited)               *
CURRENT ASSETS
Cash and equivalents                                                           $ 12,892           $ 14,870
Accounts receivable, net                                                         20,623             16,295
Inventories (Note B)                                                             15,379             14,324
                                                                               --------           --------
                                                                                 48,894             45,489

PROPERTY AND EQUIPMENT, at cost                                                  22,908             20,798
Less accumulated depreciation                                                    (9,960)            (8,400)
                                                                               --------           --------
                                                                                 12,948             12,398
GOODWILL, less accumulated amortization of $538 and $268                          4,879              5,149
Other assets                                                                        626                818
                                                                               --------           --------
TOTAL ASSETS                                                                   $ 67,347           $ 63,854
                                                                               ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                               $  3,282           $  2,883
Accrued compensation                                                              1,968              1,799
Other accrued liabilities                                                         3,391              4,935
Customers' advances                                                               2,405              2,015
Deferred income taxes                                                             1,030                461
                                                                               --------           --------
                                                                                 12,076             12,093
ACQUISITION INDEBTEDNESS                                                            875              1,312
DEFERRED INCOME TAXES                                                               763                763
COMMITMENTS AND CONTINGENCIES                                                       ---                ---

SHAREHOLDERS' EQUITY
Common stock, ($.10 par value, 20,000,000 shares
  authorized, 4,661,402 shares issued)                                              466                466
Capital in excess of par value                                                   24,829             24,963
Retained earnings                                                                31,195             26,758
Treasury stock, at cost,
   (234,046 shares in June; 230,146 shares in September)                         (2,871)            (2,700)
Translation adjustment                                                               14                199
                                                                               --------           --------
                                                                                 53,633             49,686
                                                                               --------           --------
TOTAL LIABILITIES AND EQUITY                                                   $ 67,347           $ 63,854
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

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)


                                                                                  Three Months Ended
                                                                                June 28            June 30
                                                                                  1996               1995
                                                                             ----------         ----------
NET SALES                                                                    $   19,109         $   15,934

COSTS AND EXPENSES:
Cost of sales                                                                    13,997             11,586
Research and development                                                            705                595
Marketing                                                                         1,007              1,045
General and administrative                                                        1,364              1,086
                                                                             ----------         ----------
                                                                                 17,073             14,312
                                                                             ----------         ----------

OPERATING INCOME                                                                  2,036              1,622

OTHER INCOME (EXPENSE):
Income from investments                                                             160                138
Interest expense                                                                    (26)               (36)
                                                                             ----------         ----------
INCOME BEFORE INCOME TAXES                                                        2,170              1,724

Provision for income taxes                                                          586                479
                                                                             ----------         ----------
NET INCOME                                                                   $    1,584         $    1,245
                                                                             ==========         ==========

EARNINGS PER SHARE                                                           $      .34         $      .28
                                                                             ==========         ==========

AVERAGE SHARES AND EQUIVALENT SHARES OUTSTANDING                                  4,650              4,512
                                                                             ==========         ==========

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)


                                                                                  Nine Months Ended
                                                                               June 28        June 30
                                                                                 1996           1995
                                                                               --------      --------
NET SALES                                                                      $ 57,306      $ 46,899

COSTS AND EXPENSES:
Cost of sales                                                                    41,898        34,343
Research and development                                                          2,374         1,681
Marketing                                                                         2,982         2,824
General and administrative                                                        4,221         3,209
                                                                               --------      --------
                                                                                 51,475        42,057
                                                                               --------      --------

OPERATING INCOME                                                                  5,831         4,842

OTHER INCOME (EXPENSE):
Income from investments                                                             494           457
Interest expense                                                                    (78)          (61)
                                                                               --------      --------
INCOME BEFORE INCOME TAXES                                                        6,247         5,238

Provision for income taxes                                                        1,810         1,500
                                                                               --------      --------
NET INCOME                                                                     $  4,437      $  3,738
                                                                               ========      ========

EARNINGS PER SHARE                                                             $    .96      $    .82
                                                                               ========      ========

AVERAGE SHARES AND EQUIVALENT SHARES OUTSTANDING                                  4,642         4,572
                                                                               ========      ========

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)


                                                                                    Nine Months Ended
                                                                                June 28            June 30
                                                                                 1996               1995
                                                                             ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                         $      875          $   2,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                               (2,110)            (1,706)
Payment for business purchased in fiscal 1995                                      (438)            (5,597)
                                                                             ----------          ---------
                                                                                 (2,548)            (7,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                         (436)            (3,186)
Other                                                                               131                151
                                                                             ----------          ---------
                                                                                   (305)            (3,035)
                                                                             ----------          ---------

DECREASE IN CASH AND EQUIVALENTS                                                 (1,978)            (7,721)

CASH AND EQUIVALENTS:
At beginning of period                                                           14,870             20,527
                                                                             ----------          ---------
AT END OF PERIOD                                                             $   12,892          $  12,806
                                                                             ==========          =========

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

NOTE B - INVENTORIES (IN THOUSANDS)

The components of inventory consist of the following:


                                                 June 28        September 30
                                                  1996              1995
                                           -----------------  ------------------
     Raw Materials                              $  5,760           $  4,476
     Work-In-Process                               8,009              8,661
     Finished Goods                                1,610              1,187
                                                --------           --------
                                                $ 15,379           $ 14,324
                                                ========           ========

NOTE C - ACQUISITION

On January 25, 1995 (effective January 1, 1995), the Company acquired all of the outstanding common stock of Maxtech, Inc. by purchase. Below are the unaudited pro forma results of operations prepared by management, as if the acquisition had occurred on October 1, 1994.


                                                     Nine Months Ended
                                                      June 30, 1995
                                                     ------------------
     Net Sales                                           $ 48,265,000
     Net Income                                          $  3,659,000
     Earnings Per Share                                  $        .80

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
         QUARTER ENDED JUNE 28, 1996

Third quarter net sales increased 20 percent over the same quarter last year as a result of increased product demand.

Research and development expenses were up 18 percent over the third quarter last year primarily due to new product design efforts in the small aperture antenna product line. General & administrative and marketing expenses increased 11 percent from the comparable quarter reflecting the addition of two new operating divisions.

Net income of $1.6 million surpassed the record profits achieved in the second quarter of fiscal 1996 and was 27 percent more than the same quarter one year earlier.

RESULTS OF OPERATIONS
         NINE MONTHS ENDED JUNE 28, 1996

Net sales increased 22 percent compared to the same nine-month period last year primarily due to the acquisition of Maxtech and increased product demand.

Research and development spending increased by 41 percent from the comparable period because of 9 meter antenna development work, start-up of two new operating divisions, and the inclusion of Maxtech for the full nine-month period of fiscal 1996. Marketing and G & A expenses increased by 19 percent when compared to the nine months ended June 30, 1995 mainly as a result of the Maxtech acquisition and start-up of the two new operating divisions.

Higher net income of $4.4 million compared to $3.7 million over same period one year earlier, was caused largely by increased sales volume.

The effective tax rate for fiscal 1996 is lower than the prescribed statutory rates mainly due to the effect of tax incentives available from export shipments and certain investment income that is nontaxable.

FINANCIAL CONDITION

During the nine months ended June 28, 1996, the balance of cash and cash equivalents decreased by $2 million principally due to investment in equipment used to expand manufacturing capabilities.

Management believes that forecasted cash flows combined with the Company's strong financial condition will be sufficient to fund operations and planned capital investments for the foreseeable future. The company is not aware of any demands which are likely to impact liquidity in an adverse manner.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)              Exhibits:

                      Exhibit 27 - Financial Data Schedule


     (b)              Form 8-K:

                      The Company filed no reports on Form 8-K and none were required to be filed during the three months ended June 28, 1996.

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



                                        VERTEX COMMUNICATIONS CORPORATION
                                        ---------------------------------
                                                    (Registrant)





Date:      July 23, 1996                /s/ J. D. Carter
                                        ---------------------------------
                                        J. D. Carter
                                        Vice President - Finance
                                        (Duly Authorized Officer and
                                        Principal Financial and Accounting
                                        Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
