Form 10-K405
period 1996-09-30
VERTEX COMMUNICATIONS CORP /TX/
filed 1996-12-20
CIK 780416

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                         --------------------------

                                  FORM 10-K
(MARK ONE)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                     OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                   TO
                                     -------------------  ---------------------

                      COMMISSION FILE NUMBER:  0-15277
                      VERTEX COMMUNICATIONS CORPORATION
           (Exact name of Registrant as specified in its charter)


         TEXAS                                                 75-1982974
(State or other jurisdiction of                             (I.R.S.  Employer
incorporation or organization)                              Identification No.)

2600 N. LONGVIEW STREET, KILGORE, TEXAS                           75662
(Address of principal executive offices)                        (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (903) 984-0555

                         --------------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                           ON WHICH REGISTERED
            -------------------                          ----------------------

                  None                                               None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        COMMON STOCK, $.10 PAR VALUE
                              (Title of Class)

                         --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes  X    No
                                              -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 2, 1996, 4,442,056 shares of the Registrant's Common Stock, $.10 par value, were outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates based on the closing sales price on December 2, 1996, as reported by The Nasdaq Stock Market (National Market System), was approximately $50,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1996, are incorporated by reference into Items 5, 6, 7, and 8 under Part II and Item 14 of Part IV hereof.

Portions of the Registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 1997 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, and 13 under
Part III hereof.

                      VERTEX COMMUNICATIONS CORPORATION

                         ANNUAL REPORT ON FORM 10-K
                For the Fiscal Year Ended September 30, 1996

        ============================================================

                                     PART I

ITEM 1.     BUSINESS.

GENERAL

            Vertex Communications Corporation (the "Registrant," the "Company," or "Vertex") designs, develops, and manufactures an extensive line of precision earth station antennas for satellite communications. The Company's antennas range in size from 1.2 to 34 meters in diameter and operate in all relevant commercial and military frequency bands, including C-band, X-band and Ku-band. The Company also manufactures antenna control systems that control the movement and tracking capabilities of antennas, related electronic components used to amplify radio frequency ("RF") signals, as well as precision microwave waveguide components for application as component parts of communications systems. To complement its antenna products, the Company also provides custom engineering, turnkey field installation, spare and replacement parts, site testing, and after-sale and maintenance services.

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

            EARTH STATION ANTENNA INDUSTRY

            An increase in demand for transmission and reception capacity to support high-speed voice, video, and data communications has resulted in significant demand for additional satellite and earth station equipment. Communications satellites, once placed in orbit above the earth, relay microwave radio signals from one or more earth stations to one or more other earth stations at various geographical locations. The primary function of an earth station is to transmit or receive a microwave radio signal via satellite in order to efficiently facilitate the telecommunications process. Telecommunication is the process of communication through electronic means such as radio, telegraph, television, and computer. Each earth station is interconnected to a local communications network which distributes and/or collects the desired information to or from the users of such information. A typical earth station consists of several components, including an antenna and associated electronic components, some of which amplify RF signals and others that control the movement and tracking capabilities of the antenna.

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

VERTEX PRODUCTS

            EARTH STATION ANTENNAS AND ASSOCIATED PRODUCTS. The Company manufactures an extensive line of earth station antennas capable of operating in the commercial and military frequency bands from one to 30 gigahertz, which range in size from 1.2 to 34 meters in diameter, as well as the related electronic components used to control the movement and tracking capabilities of antennas. These products require exacting engineering skills and detailed standards or specifications as established by each customer, involving not only antenna design, but the complete integration of other components acquired from the Company or other sources.

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

            Through its subsidiary, Vertex Antennentechnik GmbH, the Company designs and supplies products which complement its existing broad line of antenna products, such as precision antenna reflectors, multi-axis pedestals (antenna support structures), controller drive systems, radio telescopes, and optical telescopes.

            In January 1995, the Company acquired Maxtech, Inc. ("Maxtech") of State College, Pennsylvania. Maxtech designs and manufactures a variety of low noise amplifiers (LNAs), solid state power amplifiers

(SSPAs), and other related high performance products used in telecommunications systems.This subsidiary's products have proven to be very complementary with Vertex's product line and are often integral component parts of a typical earth station communications system. This acquisition has been an important contributor to the Company's recent sales growth.

            The Company's products are utilized by its customers principally for telecommunications applications with certain products used in radio astronomy.

            CUSTOM ENGINEERING. The Company relies upon its engineering experience and expertise to provide its customers with custom-engineered products that are not otherwise readily available in the marketplace. Management believes this capability is a significant attribute that distinguishes the Company from its competitors.

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

            SALES. The Company maintains a direct sales force in the United States and Germany, and staffed sales offices in England and Singapore. In addition to providing product and pricing information, Vertex's sales personnel provide customers and potential customers value-added solutions and detailed explanations of the benefits and advantages of the Company's products and services as compared to those of its competitors. The Company's sales force includes sales managers, engineers, sales representatives, and technical support personnel. The Company's worldwide marketing and sales efforts are directed and coordinated from its headquarters in Kilgore, Texas.

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

            Sales in Western Europe were 19%, 16%, and 18% of total sales in fiscal 1996, 1995, and 1994, respectively. Sales in the Middle East were 10% of total sales in fiscal 1996. Sales in Asian countries were 18%, 28%, and 22% of total sales in fiscal 1996, 1995, and 1994, respectively. Export sales were 59%, 64%, and 63% of total sales in fiscal 1996, 1995, and 1994, respectively.

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

            The Company sells its products throughout the world to many customers. In fiscal 1996, sales to GTE Corporation accounted for 12% of total sales. In fiscal 1995 and 1994, Satellite Transmission Systems, Inc. accounted for 16% and 19%, respectively, of total sales. No other customer accounted for as much as 10% of the Company's total sales in fiscal 1996, 1995, or 1994.

            The Company has been successful in recent years in diversifying its customer base by increasing its penetration of existing and emerging markets and developing new markets for its products. Sales growth during this period has been fueled, in part, by the Company's ability to secure new customers and to maintain relationships with existing customers. Due to large contracts which may occur from time to time, one or more different customers may represent a material part of the Company's total sales or unfilled backlog of orders in any given year or at any point in time. The Company believes that its relationships with its customers are excellent and that it will continue to be a major supplier of satellite communications earth station products to its major customers. If required, the Company believes that it could maintain sales of its products at current levels to other customers if current relationships with major customers were interrupted. Although several of these relationships have existed for a number of years, there can be no assurance that such relationships will continue. The loss of any of such major customers could have a material adverse effect on the Company and its business.

            Vertex does not seek to maintain a specific level of sales to the various agencies of the U. S. Government, but rather targets certain types of projects where the Company's existing products and/or expertise will enable it to submit competitive bid proposals. Most of the Company's business with the
U. S. Government is on a fixed-price basis. Contracts with the U. S. Government customarily include provisions which provide for cancellation at the convenience of the Government. In addition, upon cancellation by the Government, the Company could be entitled to reimbursement of costs incurred, plus a pro rata share of profit. The Company has never received a cancellation of a material Government contract and has no reason to anticipate any such cancellation. Products sold, characteristics, and business risks associated with U. S. Government business do not differ materially from those associated with sales of the Company's products to its commercial customers.

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

FOREIGN OPERATIONS

            The Company's foreign operations are conducted through its wholly-owned German subsidiary, Vertex Antennentechnik GmbH, located in Duisburg, Germany. Financial information relating to these foreign operations for the past three years is shown below:

                                                                                    (In thousands)
                                                                             1996         1995        1994
                                                                             ----         ----        ----
            Sales to Unaffiliated Customers     . . . . . . . . . . . .    $3,918      $3,724       $5,922
            Transfers between Geographic Areas    . . . . . . . . . . .     1,360         889        1,059
            Operating Income (Loss)     . . . . . . . . . . . . . . . .      (306)       (263)       1,186
            Identifiable Assets   . . . . . . . . . . . . . . . . . . .     3,703       2,366        4,002

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

            The Company's products require substantial engineering, design, and technical support. In addition, although many of the Company's products are standardized, custom engineering is frequently required to accomplish the antenna modifications necessary for a particular application or installation. The Company's engineering staff is also important to its research and development activities. The Company has been successful in attracting and retaining well-qualified engineering personnel and does not anticipate a shortage of qualified personnel in the future.

            The Company believes that its current manufacturing facilities provide adequate manufacturing space for the foreseeable future. See Item 2 - "Properties."

PRODUCT DEVELOPMENT

            The Company's product research and development efforts are directed primarily toward development, design, engineering, and implementation activities rather than pure research. These activities are generally undertaken in response to specific customer requests or anticipated requirements of the U.
S. Government for programs that have been identified by the Company. Funding for these activities is derived from internally generated sources and, from time to time, customers. For the years 1996, 1995, and 1994, the Company expended $3,217,000, $2,165,000, and $2,637,000, respectively, on research and development. Costs associated with product development work funded by customers are included in the Company's cost of sales and the related revenues are included in sales. The Company strives to continually upgrade its existing products and develop new products to meet changing customer requirements and to keep pace with evolving technology in the industry.

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

INTELLECTUAL PROPERTY

            The Company holds patents for certain products and processes. The Company does not, however, consider patents important to its business, but instead relies principally upon innovative management, technical expertise, and marketing skills to develop, enhance, and market its products. The Company believes it is less dependent on the protection of proprietary product information than on its ability to timely and effectively develop, enhance, and market its products to maintain the competitiveness of its products with those of others. The Company protects its proprietary product information through the selective use of nondisclosure agreements with customers, suppliers, and industry partners and by limiting access to sensitive information.

            The Company has no reason to believe that its products and proprietary rights infringe on the proprietary rights of any third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

BACKLOG AND SEASONALITY

            At October 31, 1996 and 1995, the Company's backlog of unfilled orders believed to be firm was approximately $41 million and $44 million, respectively. The backlog of unfilled orders at October 31, 1996, included approximately $1.5 million of contracts with the U. S. Government. As is customary, these contracts include provisions which allow for cancellation at the convenience of the Government or prime contractor. Upon exercise of these provisions, the Company would be entitled to reimbursement of costs incurred and a pro rata share of profit. The Company has never received a cancellation of a material government contract and believes no such event is threatened. The Company expects that a substantial portion of the October 31, 1996 backlog will be completed and delivered in fiscal year 1997.

            The levels of sales and net income of the Company fluctuate moderately on a quarterly basis. The variability in recent years has been demonstrated by typically higher sales and net income in the fiscal quarters ending in June and September of each fiscal year. The primary reason for this pattern is the need for customers to complete installations during warm weather months. The fiscal quarter ending in September can also be affected by the timing of sales to U. S. Government agencies.

            Other factors which have caused quarterly fluctuations in sales and net income include variability of shipments under large contracts and variations in product mix and in profitability of individual orders. The

Company believes these aberrations may continue to have similar impact on future results of operations, but their timing and placement within particular quarterly periods on an ongoing basis cannot be predicted. Consequently, the Company believes it is more meaningful to focus on annual rather than interim results. In addition, due to the timing differences from year-to-year in the receipt of large nonrecurring sales contracts, year-to-year comparisons of backlog can be misleading and are not necessarily indicative of future revenues.

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

            Outside the United States, where some of the customers of the Company have been government- owned and operated entities, changes in government economic policy and communications regulation have affected in the past, and may be expected to affect in the future, the volume of foreign business. However, the effect of regulation in countries other than the United States in which the Company does business has generally not been detrimental to the international activities of the Company taken as a whole and is not expected to be detrimental to such activities in the foreseeable future.

EMPLOYEES

            As of October 31, 1996, the Company employed approximately 625 full-time employees.

            None of the Company's employees is represented by a labor organization and the Company is not a party to any collective bargaining agreement. The Company has never had an employee strike or a work stoppage and considers its relations with its employees to be good. The Company has not experienced any difficulty in attracting and retaining qualified employees.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

            The Private Securities Litigation Reform Act of 1995 provides for forward-looking statements. Certain information in Items 1, 2, 3, 7, and 8 of this Annual Report on Form 10-K includes information that is forward-looking, such as the Company's anticipated sales levels, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward-looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, unpredictable reductions in funding for government defense expenditures, and the risks associated with international sales, including restrictions, export license requirements, tariff regulations, and other United States and foreign risks described above in this Item under "Marketing, Sales and Customers," "Manufacturing and Engineering," "Competition," "Intellectual Property," "Backlog and Seasonality," and Government Regulation" and below in Item 3 in "Legal Proceedings" and in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of

Operations." Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Annual Report on Form 10-K.

ITEM 2.     PROPERTIES.

            The Company owns and maintains executive and administrative offices, manufacturing facilities, and a product testing site at its headquarters at 2600 N. Longview Street, Kilgore, Texas. The following is a listing of the properties owned or leased by Vertex and its subsidiaries as of October 31, 1996.

                                                                      Approximate Area             Owned
        Location                      Principal Use                    in Square Feet            or Leased
        --------                      -------------                ----------------------        ---------
 Kilgore, Texas           Executive, administrative,                    231,000 on           Owned in fee
                          engineering, manufacturing,                 55 acres of land
                          and testing

 Longview, Texas          Administrative, engineering, and                 30,000            Leased to October
                          manufacturing                                                      1997

 Torrance,                Administrative, engineering, and               37,000*             Leased to
    California            manufacturing                                                      June 1997

 State College,           Administrative, engineering, and                 18,000            Leased to March
    Pennsylvania          manufacturing                                                      1998

 Duisburg, Germany        Administrative and engineering                   4,000             Leased to
                                                                                             February 1997

 Surrey, England          Administrative                                   1,000             Leased to January
                                                                                             1997

 Singapore                Administrative                              Less than 1,000        Leased to
                                                                                             December 1996

--------------------------------
            * Approximately 15,000 square feet of the total floor space is subleased to a third party.

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

                                    PART II

            The information required by Items 5 through 8, inclusive, of this report is contained in the Registrant's Annual Report to Shareholders for its fiscal year ended September 30, 1996 (the "1996 Annual Report"), selected portions of which are incorporated herein by reference, as described below. With the exception of the material incorporated by reference herein, the 1996 Annual Report is not deemed filed as a part of this Annual Report on Form 10-K.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

            The information appearing under the caption "Market for Common Stock" on page 24 of the 1996 Annual Report is hereby incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA.

            The information appearing in the "Selected Financial Data" table on page 1 of the 1996 Annual Report is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 15 of the 1996 Annual Report is hereby incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The Consolidated Financial Statements of Vertex Communications Corporation and Subsidiaries and Notes thereto, appearing on pages 16 through 23, inclusive, together with the Report of Arthur Andersen LLP, Independent Public Accountants, thereon, appearing on page 24 of the 1996 Annual Report, are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

              The information regarding directors of the Registrant in response to Item 7 of Schedule 14A promulgated pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"), which will appear in the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1997 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

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

                                                                                         SERVED AS
                                                                                         EXECUTIVE
              NAME                    AGE                POSITION(S)(1)                OFFICER SINCE
              ----                    ---                -----------                   -------------
J. Rex Vardeman . . . . . . . . .     57             Chairman of the Board,              October, 1984
                                               President, Chief Executive Officer
                                                          and Director

A. Don Branum . . . . . . . . . .     59        Senior Vice President, Assistant         October, 1984
                                                 Secretary and Director of the
                                                          Company; and
                                                Vice President/General Manager,
                                                    Vertex Antenna Division

James D. Carter . . . . . . . . .     49            Vice President-Finance,              October, 1984
                                                     Treasurer and Director

Bill R. Womble(2) . . . . . . . .     58             Secretary and Director              October, 1984

William L. Anton  . . . . . . . .     58       Vice President of the Company; and        December, 1984
                                                  Vice President - Marketing,
                                                    Vertex Antenna Division

H. Dean Bunnell . . . . . . . . .     49      Vice President of the Company; and         January, 1995
                                                 President and Chief Executive
                                                     Officer, Maxtech, Inc.

Manfred Stupnik   . . . . . . . .     54       Vice President of the Company; and        January, 1995
                                                    President, Gamma-f Corp.

---------------------------------
(1) All executive officers of the Registrant are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships between any director or executive officer of the Registrant and any other such person.

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

             Bill R. Womble has served as Secretary and a director of the Company since October 1984. He has been continuously engaged in the private practice of law since 1963 and is a shareholder of the firm of Thompson & Knight, P.C. (attorneys), Dallas, Texas. Mr. Womble is not an employee of the Company.

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

             H. Dean Bunnell has served as Vice President of the Company since January 1995, immediately following the acquisition of Maxtech, Inc. ("Maxtech") as a wholly-owned subsidiary of the Company. Mr. Bunnell is a co-founder of Maxtech and has served as its President and Chief Executive Officer since its inception in 1989, and has continued to serve in such positions since the Company's acquisition of Maxtech.

             Manfred Stupnik has served as Vice President of the Company since January 1995 and as President of Gamma-f Corp., a wholly-owned subsidiary of the Company, since 1991. Prior thereto, Mr. Stupnik held positions as Vice President of Operations and Vice President-Commercial Products during his 25 years of continuous tenure with Gamma-f Corp.

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

COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

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

             Based solely on its review of the copies of such report forms received by it with respect to fiscal year 1996, or written representations from certain reporting persons, the Registrant believes that all filing requirements applicable to its directors, officers, and persons who own more than 10% of a registered class of the Registrant's equity securities have been timely complied with in accordance with Section 16(a) of the Exchange Act.

ITEM 11.      EXECUTIVE COMPENSATION.

              The information regarding executive compensation in response to
Item 8 of Schedule 14A which will appear in the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1997 Annual Meeting of Shareholders is hereby incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              The information regarding security ownership of certain beneficial owners and management in response to Item 6 of Schedule 14A which will appear in the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1997 Annual Meeting of Shareholders is hereby incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              The information regarding certain relationships and related transactions in response to Item 7 of Schedule 14A which will appear in the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1997 Annual Meeting of Shareholders is hereby incorporated herein by reference.

PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                   PAGE IN 1996
(a)1.    CONSOLIDATED FINANCIAL STATEMENTS.                        ANNUAL REPORT
                                                                   -------------

           Report of Independent Public Accountants . . . . . . . . .   24

           Consolidated Statements of Income
             For the years ended September 30,
             1996, 1995, and 1994 . . . . . . . . . . . . . . . . . .   16

           Consolidated Balance Sheets
             As of September 30, 1996 and 1995  . . . . . . . . . . .   17

           Consolidated Statements of Cash Flows
             For the years ended September 30,
             1996, 1995, and 1994 . . . . . . . . . . . . . . . . . .   18

           Consolidated Statements of Shareholders' Equity
             For the years ended September 30,
             1996, 1995, and 1994 . . . . . . . . . . . . . . . . . .   19

           Notes to Consolidated Financial Statements . . . . . . . .   20

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

(c)      EXHIBITS.

         The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or are incorporated herein by reference to previous filings noted, as applicable:

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

    EXHIBIT
    NUMBER                                       DESCRIPTION OF EXHIBIT
    ------                                       ----------------------
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

    10.12   . .        Management Incentive Compensation Plan of the Registrant,
                       as amended and restated effective October 1, 1995.

    10.13   . .        Management Incentive Compensation Plan for Divisions of
                       the Registrant, as amended and restated effective
                       October 1, 1995.

    10.14   . .        Management Incentive Compensation Plan of Gamma-f Corp.,
                       a wholly-owned subsidiary of the Registrant, as amended and restated effective October 1, 1995.

    10.15   . .        Management Incentive Compensation Plan of Maxtech, Inc.,
                       a wholly-owned subsidiary of the Registrant, as amended and restated effective October 1, 1995.

    10.16*  . .        Employee Profit Sharing Bonus Plan of the Registrant, as
                       amended and restated effective October 1, 1996.

    10.17*  . .        Employee Profit Sharing Bonus Plan of Gamma-f Corp., a
                       wholly-owned subsidiary of the Registrant, as amended and restated effective as of October 1, 1996.

    10.18   . .        Indemnification Agreement, dated October 26, 1994, by and
                       between the Registrant and J. Rex Vardeman; and schedule of other officers and directors of the Registrant, each of whom has entered into a similar agreement with the Registrant.

    11*     . .        Computation of Net Income Per Share.

    13*     . .        Annual Report to Shareholders of the Registrant for the
                       year ended September 30, 1996, to the extent specified in Parts II, III and IV hereof.

    22*     . .        Subsidiaries of the Registrant.

    24*     . .        Consent of Independent Public Accountants.

    27*     . .        Financial Data Schedule.


       *Filed herewith.

---------------------------

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 20, 1996                   Vertex Communications Corporation
                                                    (Registrant)



                                            By:     /s/ J. REX VARDEMAN
                                                    J. Rex Vardeman
                                               --------------------------------
                                                    Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



       SIGNATURE                                TITLE                                DATE
       ---------                                -----                                ----
/s/ J. REX VARDEMAN                      Chairman of the Board,                December 20, 1996
-----------------------------               President, Chief
       J. Rex Vardeman               Executive Officer (Principal
                                         Executive Officer) and
                                                Director


/s/ A. DON BRANUM                               Director                       December 20, 1996
-----------------------------
       A. Don Branum



/s/ JAMES D. CARTER                     Vice President - Finance               December 20, 1996
-----------------------------           (Principal Financial and
       James D. Carter               Accounting Officer), Treasurer
                                              and Director


/s/ BILL R. WOMBLE                              Director                       December 20, 1996
-----------------------------
       Bill R. Womble


/s/ DONALD E. HEITZMAN, SR.                     Director                       December 20, 1996
-----------------------------
    Donald E. Heitzman, Sr.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                                    SCHEDULE



To the Shareholders of Vertex Communications Corporation:

       We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Vertex Communications Corporation's 1996 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 25, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                        Arthur Andersen LLP



Dallas, Texas
  October 25, 1996

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES


(In thousands)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                        ADDITIONS
                                              ---------------------------
                           BALANCE AT         CHARGES TO       CHARGES TO                           BALANCE
                           BEGINNING           COST AND          OTHER                              AT END
DESCRIPTION                OF PERIOD           EXPENSES         ACCOUNTS         DEDUCTIONS         OF PERIOD
-----------                ----------         ----------       ----------        ----------         ---------
ALLOWANCE FOR
DOUBTFUL ACCOUNTS

Year Ended 9/30/96              $241             $ 35           $   --            $ (8)(1)                $268
Year Ended 9/30/95               263              (22)              --                --                   241
Year Ended 9/30/94               263               60               --               60(1)                 263


ALLOWANCE FOR
INVENTORY OBSOLESCENCE

Year Ended 9/30/96              $417             $536           $   --             $182(2)                $771
Year Ended 9/30/95               451              (34)              --               --                    417
Year Ended 9/30/94               330              121               --               --                    451

ALLOWANCE FOR
WARRANTY CLAIMS

Year Ended 9/30/96              $591             $343            $  --             $404(3)                $530
Year Ended 9/30/95               460              303               --              172(3)                 591
Year Ended 9/30/94               433              310               --              283(3)                 460


----------------------------

(1) Doubtful accounts written off, less recoveries.
(2) Disposal of obsolete inventory.
(3) Warranty claims processed.

INDEX OF EXHIBITS


Number                                 DESCRIPTION
------        -----------------------------------------------------------------
10.16         Employee Profit Sharing Bonus Plan of the Registrant, as amended and restated effective October 1, 1996.

10.17 Employee Profit Sharing Bonus Plan of Gamma-f Corp., a wholly-owned subsidiary of the Registrant, as amended and restated effective as of October 1, 1996.

11            Computation of Net Income Per Share.

13 Annual Report to Shareholders of the Registrant for the year ended September 30, 1996, to the extent specified in Parts II, III and IV hereof.

22            Subsidiaries of the Registrant.

24            Consent of Independent Public Accountants.

27            Financial Data Schedule