Form 10-Q
period 1996-12-27
VERTEX COMMUNICATIONS CORP /TX/
filed 1997-02-07
CIK 780416

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 27, 1996

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

                                            YES    X      NO
                                                  ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

AS OF DECEMBER 27, 1996, THERE WERE 4,442,056 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK $.10 PAR VALUE.


================================================================================

                       VERTEX COMMUNICATIONS CORPORATION

                         TABLE OF CONTENTS TO FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 27, 1996



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements - (Unaudited)

         Condensed Consolidated Balance Sheets - December 27, 1996 and September 30, 1996

         Condensed Consolidated Statements of Income - Three months ended December 27, 1996 and December 29, 1995

         Condensed Consolidated Statements of Cash Flows - Three months ended December 27, 1996 and December 29, 1995

         Notes to Condensed Consolidated Financial Statements -
         December 27, 1996


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition




PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                     December 27          September 30
                                                                        1996                  1996
                                                                     -----------          ------------
                                                                     (Unaudited)               *
ASSETS
CURRENT ASSETS:
Cash and equivalents                                                   $ 19,246             $ 17,396
Accounts receivable, net                                                 19,640               21,136
Inventories (Note B)                                                     15,783               15,626
                                                                       --------             --------
                                                                         54,669               54,158

PROPERTY AND EQUIPMENT, at cost                                          24,021               22,947
Less accumulated depreciation                                           (11,162)             (10,520)
                                                                       --------             --------
                                                                         12,859               12,427
GOODWILL, less accumulated amortization of $723 and $632                  4,694                4,785
OTHER ASSETS                                                                497                  604
                                                                       --------             --------
TOTAL ASSETS                                                           $ 72,719             $ 71,974
                                                                       ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                       $  3,343             $  4,615
Accrued compensation                                                      1,112                3,024
Other accrued liabilities                                                 4,354                4,017
Customers' advances                                                       2,892                1,737
Deferred income taxes                                                     1,340                1,281
Current portion of long-term debt                                           482                 --
                                                                       --------             --------
                                                                         13,523               14,674
ACQUISITION INDEBTEDNESS                                                    438                  875
LONG-TERM DEBT - less current portion                                       803                 --
DEFERRED INCOME TAXES                                                       951                  951
COMMITMENTS AND CONTINGENCIES                                              --                   --

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value, 20,000,000 shares
  authorized, 4,661,402 shares issued                                       466                  466
Capital in excess of par value                                           24,799               24,806
Retained earnings                                                        34,383               32,858
Treasury stock, at cost, 219,346 shares and 222,346 shares               (2,696)              (2,733)
Translation adjustment                                                       52                   77
                                                                       --------             --------
                                                                         57,004               55,474
                                                                       --------             --------
TOTAL LIABILITIES AND EQUITY                                           $ 72,719             $ 71,974
                                                                       ========             ========


* The balance sheet at September 30, 1996 has been taken from audited financial statements at that date and condensed.

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)


                                                                Three Months Ended
                                                           December 27       December 29
                                                               1996             1995
                                                           ------------     -------------
SALES                                                         $ 19,680       $ 18,964

COSTS AND EXPENSES:
Cost of sales                                                   14,289         13,983
Research and development                                           765            664
Marketing                                                        1,088          1,004
General and administrative                                       1,540          1,428
                                                              --------       --------
                                                                17,682         17,079
                                                              --------       --------

OPERATING INCOME                                                 1,998          1,885

OTHER INCOME (EXPENSE):
Income from investments                                            208            134
Interest expense                                                   (20)           (26)
                                                              --------       --------
INCOME BEFORE INCOME TAXES                                       2,186          1,993

Provision for income taxes                                         661            600
                                                              --------       --------
NET INCOME                                                    $  1,525       $  1,393
                                                              ========       ========

EARNINGS PER SHARE                                            $    .33       $    .30
                                                              ========       ========

AVERAGE SHARES AND EQUIVALENT SHARES OUTSTANDING                 4,630          4,618
                                                              ========       ========


               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)



                                                         Three Months Ended
                                                     December 27     December 29
                                                        1996             1995
                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES                 $  2,046         $ (1,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                     (1,074)            (677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                               --               (150)
Payment for business purchased in fiscal 1995            (437)            (438)
Proceeds from long-term debt                            1,285             --
Other                                                      30               19
                                                     --------         --------
                                                          878             (569)
                                                     --------         --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS             1,850           (3,022)

CASH AND EQUIVALENTS:
At beginning of period                                 17,396           14,870
                                                     --------         --------
AT END OF PERIOD                                     $ 19,246         $ 11,848
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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

NOTE B - INVENTORIES (IN THOUSANDS)

The components of inventory consist of the following:


                     December 27   September 30
                         1996          1996
                     -----------   ------------
Raw Materials          $ 5,207        $ 5,854
Work-In-Process          8,879          7,979
Finished Goods           1,697          1,793
                       -------        -------
                       $15,783        $15,626
                       =======        =======


NOTE C - LONG-TERM DEBT

In December 1996, the Company borrowed $1,285,000 (2 million German marks) from a bank through its German subsidiary. The debt is to be repaid in 24 installments with accrued interest charged at 4.7 percent per annum. The first installment is due in January 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Sales in the first quarter of fiscal 1997 increased by 4 percent over the comparable period of fiscal 1996.

Cost of sales in terms of a percent of sales improved by 1.1 percentage points in the first quarter of fiscal 1997 over the comparable quarter due to production efficiency gains.

Research and development expenses were up 15 percent over the first quarter last year reflecting increased product design efforts in the small aperture antenna product line. General & administrative and marketing spending increased 8 percent from the comparable quarter due to increased staffing.

Income from investments of $208,000 increased 55 percent or $74,000 over last year principally due to higher average cash balances available for investment.

The effective tax rate for fiscal 1997 is lower than the prescribed statutory rates mainly due tax incentives available from export shipments and the favorable impact of interest income from certain investments that is exempt from federal taxes.

Fiscal 1997 first quarter's net income of $1.5 million, increased by 9 percent over the same period one year ago because of the above factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

GENERAL

The Company's future operating results and financial condition may be affected by various trends and factors including general economic conditions, technology changes, product demand, product development, volume and mix of products sold, size and timing of individual orders booked, competition, market acceptance, availability of certain raw materials, rising costs for or unavailability of selected components, domestic and foreign government regulations and spending, or fluctuation in certain foreign currency exchange rates as related to the U.S. dollar.

Due to the factors noted above, the Company's future earnings and stock price may be subject to fluctuation, particularly on a quarterly basis. Past business trends should not be used to anticipate future trends and historical performance should not be considered as a reliable indicator of future performance.

Additionally, any shortfall in revenue or earnings from levels anticipated by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, certain matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties, including but not limited to, economic conditions, trends in the telecommunications industry, product acceptance and demand, competitive products and pricing, new product development, availability of competitive components and other risks indicated in this filing and prior filings of the Company with the Securities and Exchange Commission.

FINANCIAL CONDITION

During the first three months of fiscal 1997, operating activities generated $2 million of cash primarily due to net income of $1.5 million and the reduction of accounts receivable but partially offset by lower current liabilities. Cash of $1.1 million was invested in capital asset additions.

Financing activities provided net cash of $.9 million as the Company incurred long-term debt and made the payment due pursuant to the terms of the 1995 Maxtech acquisition.

The Company borrowed $1.3 million (2 million German marks) from a bank in December 1996. This debt is scheduled for repayment over a 24 month period.

Management believes that forecasted cash flows combined with the Company's strong financial condition will be sufficient to fund operations and planned capital investments for the foreseeable future.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             Exhibit 27 - Financial Data Schedule


         (b) Form 8-K:

             The Company filed no reports on Form 8-K and none were required to be filed during the three months ended December 27, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     VERTEX COMMUNICATIONS CORPORATION
                                               (Registrant)





Date:      February 7, 1997          /s/ J. D. Carter
                                     ---------------------------------
                                     J. D. Carter
                                     Vice President - Finance
                                     (Duly Authorized Officer and Principal
                                     Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.             Description
-----------             -----------------------

   27                   Financial Data Schedule