Form 10-Q
period 1997-03-28
VERTEX COMMUNICATIONS CORP /TX/
filed 1997-05-12
CIK 780416

===============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1997

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

                                     YES    X        NO
                                          -----          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

AS OF MARCH 28, 1997, THERE WERE 4,476,689 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK $.10 PAR VALUE.


===============================================================================

                       VERTEX COMMUNICATIONS CORPORATION

                         TABLE OF CONTENTS TO FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 28, 1997



PART I -     FINANCIAL INFORMATION


Item 1.      Financial Statements - (Unaudited)

             Condensed Consolidated Balance Sheets - March 28, 1997 and September 30, 1996

             Condensed Consolidated Statements of Income - Three months ended March 28, 1997 and March 29, 1996

             Condensed Consolidated Statements of Income - Six months ended March 28, 1997 and March 29, 1996

             Condensed Consolidated Statements of Cash Flows - Six months ended March 28, 1997 and March 29, 1996

             Notes to Condensed Consolidated Financial Statements -
             March 28, 1997


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition




PART II - OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

Item 6.      Exhibits and Reports on Form 8-K


SIGNATURE

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                       March 28       September 30
                                                                        1997             1996
                                                                    -------------    -------------
ASSETS                                                               (Unaudited)           *
CURRENT ASSETS:
Cash and equivalents                                                $      18,388    $      17,396
Accounts receivable, net                                                   20,352           21,136
Inventories                                                                16,326           15,626
                                                                    -------------    -------------
                                                                           55,066           54,158

PROPERTY AND EQUIPMENT, at cost                                            25,423           22,947
Less accumulated depreciation                                             (11,686)         (10,520)
                                                                    -------------    -------------
                                                                           13,737           12,427
GOODWILL, less accumulated amortization of $813 and $632                    4,604            4,785
OTHER ASSETS                                                                  431              604
                                                                    -------------    -------------
TOTAL ASSETS                                                        $      73,838    $      71,974
                                                                    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                    $       3,028    $       4,615
Accrued compensation                                                        2,034            3,024
Other accrued liabilities                                                   3,783            4,017
Customers' advances                                                         2,767            1,737
Income taxes payable                                                          940            1,281
Current portion of long-term debt                                             592               --
                                                                    -------------    -------------
                                                                           13,144           14,674
ACQUISITION INDEBTEDNESS                                                      303              875
LONG-TERM DEBT - less current portion                                         450               --
DEFERRED INCOME TAXES                                                         951              951
COMMITMENTS AND CONTINGENCIES                                                  --               --

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value, 20,000,000 shares
  authorized, 4,661,402 shares issued                                         466              466
Capital in excess of par value                                             24,743           24,806
Retained earnings                                                          36,077           32,858
Treasury stock, at cost, 184,713 shares and 222,346 shares                 (2,269)          (2,733)
Translation adjustment                                                        (27)              77
                                                                    -------------    -------------
                                                                           58,990           55,474
                                                                    -------------    -------------
TOTAL LIABILITIES AND EQUITY                                        $      73,838    $      71,974
                                                                    =============    =============

* The balance sheet at September 30, 1996 has been taken from audited financial statements at that date and condensed.

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)


                                                       Three Months Ended
                                                     March 28     March 29
                                                      1997          1996
                                                   ----------    ----------
SALES                                              $   20,436    $   19,233

COSTS AND EXPENSES:
Cost of sales                                          14,502        13,918
Research and development                                  683         1,005
Marketing                                               1,185           971
General and administrative                              1,755         1,429
                                                   ----------    ----------
                                                       18,125        17,323
                                                   ----------    ----------

OPERATING INCOME                                        2,311         1,910

OTHER INCOME (EXPENSE):
Income from investments                                   198           200
Interest expense                                          (29)          (26)
                                                   ----------    ----------
INCOME BEFORE INCOME TAXES                              2,480         2,084

Provision for income taxes                                786           624
                                                   ----------    ----------
NET INCOME                                         $    1,694    $    1,460
                                                   ==========    ==========

EARNINGS PER SHARE                                 $      .36    $      .32
                                                   ==========    ==========

AVERAGE SHARES AND EQUIVALENT SHARES OUTSTANDING        4,665         4,600
                                                   ==========    ==========

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)


                                                               Six Months Ended
                                                            March 28      March 29
                                                             1997          1996
                                                          ----------    ----------
SALES                                                     $   40,116    $   38,197

COSTS AND EXPENSES:
Cost of sales                                                 28,791        27,901
Research and development                                       1,448         1,669
Marketing                                                      2,273         1,975
General and administrative                                     3,295         2,857
                                                          ----------    ----------
                                                              35,807        34,402
                                                          ----------    ----------

OPERATING INCOME                                               4,309         3,795

OTHER INCOME (EXPENSE):
Income from investments                                          406           334
Interest expense                                                 (49)          (52)
                                                          ----------    ----------
INCOME BEFORE INCOME TAXES                                     4,666         4,077

Provision for income taxes                                     1,447         1,224
                                                          ----------    ----------
NET INCOME                                                $    3,219    $    2,853
                                                          ==========    ==========

EARNINGS PER SHARE                                        $      .69    $      .62
                                                          ==========    ==========

AVERAGE SHARES AND EQUIVALENT SHARES OUTSTANDING               4,663         4,605
                                                          ==========    ==========

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                               Six Months Ended
                                                            March 28     March  29
                                                             1997          1996
                                                          ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES                      $    2,734    $   (1,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                            (2,476)       (1,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                        --          (150)
Payment for business purchased in fiscal 1995                   (709)         (438)
Proceeds from long-term debt                                   1,285            --
Repayment of debt                                               (243)           --
Proceeds from exercise of stock options                          401           123
                                                          ----------    ----------
                                                                 734          (465)
                                                          ----------    ----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      992        (3,870)

CASH AND EQUIVALENTS:
At beginning of period                                        17,396        14,870
                                                          ----------    ----------
AT END OF PERIOD                                          $   18,388    $   11,000
                                                          ==========    ==========

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

NOTE B - INVENTORIES (IN THOUSANDS)

The components of inventory consist of the following:

                                  March 28   September 30
                                    1997        1996
                                 ---------   ---------
Raw Materials                    $   5,183   $   5,854
Work-In-Process                      9,386       7,979
Finished Goods                       1,757       1,793
                                 ---------   ---------
                                 $  16,326   $  15,626
                                 =========   =========

NOTE C - LONG-TERM DEBT

In December 1996, the Company borrowed $1,285,000 (2 million German marks) from a bank through its German subsidiary. The debt is to be repaid in monthly installments with accrued interest charged at 4.7 percent per annum. Repayment began in January 1997.


NOTE D - NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" which is effective for the Company's fiscal 1998 financial statements. This new standard simplifies the method for computing earnings per share ("EPS") whereas the Company will report basic EPS without the effect of any outstanding potentially dilutive stock options and diluted EPS with the effect of those outstanding stock options that are potentially dilutive.

NOTE E - PENDING ACQUISITION


The Company has reached a definitive agreement, dated May 8, 1997, to acquire all of the outstanding common stock of TIW Systems, Inc. ("TIW"), a California corporation, for aggregate consideration of approximately $19.4 million. Such aggregate consideration will consist of cash of approximately $7.8 million, 574,359 shares of Vertex's common stock, and approximately $.4 million of direct acquisition costs. The transaction is subject to, among other conditions, approval by the shareholders of TIW. Assuming TIW shareholder approval is obtained and other conditions of the transaction are satisfied, the Company expects the acquisition to be consummated in June 1997. The acquisition will be accounted for under the purchase method of accounting.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Sales increased by 6 percent and 5 percent in the second quarter and the six-month period ended March 28, 1997 as compared to the same periods one year earlier, respectively.

Gross profit margins expressed as a percent of sales, improved by 1.4 percentage points and 1.3 percentage points for the quarter and the first six months of fiscal 1997 over the fiscal 1996 periods, respectively, mainly due to a more favorable sales mix. The improved profit margins were principally a result of increased sales of higher margin solid state amplifiers, while sales of lower margin low noise amplifiers declined over the comparable periods.

Research and development expenditures of $683,000 and $1,448,000 in the second quarter and the six-month period of fiscal 1997, were 32 percent and 13 percent below the comparable quarter and six-month period, respectively, largely because of the absence of design efforts in the 9-meter antenna product line which was successfully completed last year.

General and administrative and marketing spending increased 23 percent and 15 percent over from the comparable quarter and six-month period of fiscal 1996, respectively, because of increased staffing levels.

The effective tax rate for fiscal 1997 is lower than the prescribed statutory rates mainly due tax incentives available from export shipments and the favorable impact of interest income from certain investments that is exempt from federal taxes.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

GENERAL

The Company's future operating results and financial condition may be affected by various trends and factors including general economic conditions, technology changes, product demand, product development, volume and mix of products sold, size and timing of individual orders booked, competition, market acceptance of products, availability of certain raw materials, rising costs for or unavailability of selected components, domestic and foreign government regulations and spending, or fluctuation in certain foreign currency exchange rates as related to the U.S. dollar.

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

FINANCIAL CONDITION

Cash and equivalents increased $992,000 during the six months ended March 28, 1997. Cash provided by operations was $2.7 million mainly due to net income of $3.2 million. Cash of $2.5 million was used to purchase additional property and equipment.

During the first half of fiscal 1997, the Company purchased a building containing 37,000 square feet of manufacturing and office space situated on 3 acres of land located near its Kilgore, Texas facility. Including renovation which has been completed, total cost of the facility amounted to $800,000. The facility will accommodate manufacturing of certain antenna components that were previously being purchased and will allow for expanded production capacity of the Company's DMK (Deployable Mobile Ku-band) antenna product line.

Net cash of $734,000 was provided since September 30, 1996 by financing activities, the most significant of which were proceeds received from bank debt (discussed below) and payments made relative to the 1995 Maxtech acquisition.

The Company borrowed $1.3 million (2 million German marks) from a bank in December 1996. The debt is scheduled for payment over a 24 month period and the initial payment began in January 1997.

The Company has reached a definitive agreement to acquire by purchase all of the outstanding stock of TIW Systems, Inc. ("TIW"), of Santa Clara, California, for consideration consisting of cash of $7.8 million and 574,359 shares of Vertex's common stock and certain acquisition costs. TIW is a designer and manufacturer of satellite communications systems, earth station antennas and related subsystem components used primarily in commercial applications.

The Company estimates that the transaction will be completed before the end of the fiscal 1997 third quarter. TIW is a privately held company founded in 1976 who recorded 1996 sales of approximately $41 million. Management believes that the combined strength and abilities of the Company after the acquisition could materially increase its market share throughout the world.

Management believes that forecasted cash flows combined with the Company's strong financial conditions will be sufficient to fund the acquisition discussed above and operations over the foreseeable future. The Company is currently evaluating the possibility of implementing a domestic bank credit facility.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on January 23, 1997. Of the 4,442,056 total shares entitled to vote, 4,109,921 shares or 92.5 percent were represented in person or by proxy at the meeting.

         The following matters were submitted to the meeting and approved by more than the requisite majority of shares outstanding and entitled to vote as shown below:

         (1)        Election of the following Directors:

                                       Votes           Votes
                                       For           Withheld
                                    ---------        --------
J. Rex Vardeman                     4,094,787         15,134
A. Don Branum                       4,094,787         15,134
James D. Carter                     4,091,287         18,634
Bill R. Womble                      4,094,787         15,134
Donald E. Heitzman, Sr              4,090,683         19,238

         (2) Ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending September 30, 1997.

Shares Voted For:                   4,100,837
Shares Voted Against:                   5,584
Shares Abstaining:                      3,500


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    Exhibit 27 - Financial Data Schedule


         (b)        Form 8-K:

                    The Company filed no reports on Form 8-K and none were required to be filed during the three months ended March 28, 1997.

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     VERTEX COMMUNICATIONS CORPORATION
                                     ---------------------------------
                                                (Registrant)





Date:   May 12, 1997                   /s/ J. D. Carter
      -----------------              ---------------------------------
                                     J. D. Carter
                                     Vice President - Finance
                                     (Duly Authorized Officer and Principal
                                     Financial and Accounting Officer)

                                 EXHIBIT INDEX


  EXHIBIT
  NUMBER                  DESCRIPTION
  -------                 -----------
    27             Financial Data Schedule
