Form 10-Q
period 1997-06-27
VERTEX COMMUNICATIONS CORP /TX/
filed 1997-07-31
CIK 780416

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

AS OF JUNE 27, 1997, THERE WERE 5,062,538 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK $.10 PAR VALUE.


===============================================================================

                       VERTEX COMMUNICATIONS CORPORATION


                         TABLE OF CONTENTS TO FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 27, 1997


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements - (Unaudited)

          Condensed Consolidated Balance Sheets - June 27, 1997 and September 30, 1996

          Condensed Consolidated Statements of Income - Three months ended June 27, 1997 and June 28, 1996

          Condensed Consolidated Statements of Income - Nine months ended June 27, 1997 and June 28, 1996

          Condensed Consolidated Statements of Cash Flows - Nine months ended June 27, 1997 and June 28, 1996

          Notes to Condensed Consolidated Financial Statements - June 27, 1997


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


SIGNATURE

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                June 27     September 30
                                                                  1997          1996
                                                               -----------  ------------
ASSETS                                                         (Unaudited)        *
CURRENT ASSETS:
Cash and equivalents                                            $  1,847      $ 17,396
Accounts receivable, net                                          41,199        21,136
Inventories                                                       24,160        15,626
                                                                --------      --------
                                                                  67,206        54,158

PROPERTY AND EQUIPMENT, at cost                                   28,626        22,947
Less accumulated depreciation                                    (12,304)      (10,520)
                                                                --------      --------
                                                                  16,322        12,427
GOODWILL, less accumulated amortization of $902 and $632          12,493         4,785
OTHER ASSETS                                                       1,494           604
                                                                --------      --------
TOTAL ASSETS                                                    $ 97,515      $ 71,974
                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                $  7,544      $  4,615
Accrued compensation                                               2,196         3,024
Other accrued liabilities                                          8,273         4,017
Customers' advances                                                2,898         1,737
Income taxes payable                                                 574         1,281
Current portion of long-term debt                                  2,093            --
                                                                --------      --------
                                                                  23,578        14,674
ACQUISITION INDEBTEDNESS                                             303           875
LONG-TERM DEBT - less current portion                              1,183            --
DEFERRED INCOME TAXES                                              1,004           951
COMMITMENTS AND CONTINGENCIES                                         --            --

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value, 20,000,000 shares authorized,
  5,235,751 and 4,661,402 shares issued                              524           466
Capital in excess of par value                                    35,148        24,806
Retained earnings                                                 37,938        32,858
Treasury stock, at cost, 173,213 shares and 222,346 shares        (2,119)       (2,733)
Translation adjustment                                               (44)           77
                                                                --------      --------
                                                                  71,447        55,474
                                                                --------      --------
TOTAL LIABILITIES AND EQUITY                                    $ 97,515      $ 71,974
                                                                ========      ========

* The balance sheet at September 30, 1996 has been taken from audited financial statements at that date and condensed.

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)


                                                      Three Months Ended
                                                      June 27       June 28
                                                       1997          1996
                                                     --------      --------
SALES                                                $ 23,266      $ 19,109

COSTS AND EXPENSES:
Cost of sales                                          16,640        13,997
Research and development                                  964           705
Marketing                                               1,181         1,007
General and administrative                              1,929         1,364
                                                     --------      --------
                                                       20,714        17,073
                                                     --------      --------

OPERATING INCOME                                        2,552         2,036

OTHER INCOME (EXPENSE):
Income from investments                                   208           160
Interest expense                                          (36)          (26)
                                                     --------      --------
INCOME BEFORE INCOME TAXES                              2,724         2,170

Provision for income taxes                                863           586
                                                     --------      --------
NET INCOME                                           $  1,861      $  1,584
                                                     ========      ========

EARNINGS PER SHARE                                   $    .38      $    .34
                                                     ========      ========

AVERAGE SHARES AND EQUIVALENT SHARES OUTSTANDING        4,902         4,650
                                                     ========      ========

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)


                                                        Nine Months Ended
                                                      June 27       June 28
                                                       1997          1996
                                                     --------      --------
SALES                                                $ 63,382      $ 57,306

COSTS AND EXPENSES:
Cost of sales                                          45,431        41,898
Research and development                                2,412         2,374
Marketing                                               3,454         2,982
General and administrative                              5,224         4,221
                                                     --------      --------
                                                       56,521        51,475
                                                     --------      --------

OPERATING INCOME                                        6,861         5,831

OTHER INCOME (EXPENSE):
Income from investments                                   614           494
Interest expense                                          (85)          (78)
                                                     --------      --------
INCOME BEFORE INCOME TAXES                              7,390         6,247

Provision for income taxes                              2,310         1,810
                                                     --------      --------
NET INCOME                                           $  5,080      $  4,437
                                                     ========      ========

EARNINGS PER SHARE                                   $   1.07      $    .96
                                                     ========      ========

AVERAGE SHARES AND EQUIVALENT SHARES OUTSTANDING        4,741         4,642
                                                     ========      ========

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)


                                                               Nine Months Ended
                                                             June 27       June 28
                                                              1997          1996
                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES                        $    536      $    875

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                            (3,425)       (2,110)
Acquisition of TIW Systems Inc., net of cash acquired         (7,621)           --
                                                            --------      --------
                                                             (11,046)       (2,110)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                        --          (436)
Payment for business purchased in fiscal 1995                   (709)         (438)
Proceeds from long-term debt                                   2,128            --
Repayment of debt                                             (6,945)           --
Proceeds from exercise of stock options                          487           131
                                                            --------      --------
                                                              (5,039)         (743)

DECREASE IN CASH AND EQUIVALENTS                             (15,549)       (1,978)

CASH AND EQUIVALENTS:
At beginning of period                                        17,396        14,870
                                                            --------      --------
AT END OF PERIOD                                            $  1,847      $ 12,892
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

NOTE B - ACCOUNTS RECEIVABLE (IN THOUSANDS)

Accounts receivable consist of the following elements:


                                          June 27     September 30
                                           1997           1996
                                          -------     ------------
Accounts Receivable                       $26,647        $18,266
Unbilled Costs and Related Profits         14,552          2,870
                                          -------        -------
                                          $41,199        $21,136
                                          =======        =======

NOTE C - INVENTORIES (IN THOUSANDS)

The components of inventory consist of the following:

                                      June 27      September 30
                                       1997            1996
                                      -------      ------------
Raw Materials                         $ 8,852        $ 5,854
Work-In-Process                        11,953          7,979
Finished Goods                          3,355          1,793
                                      -------        -------
                                      $24,160        $15,626
                                      =======        =======

NOTE D - LONG-TERM DEBT

In December 1996, the Company initiated a credit line through its German subsidiary and borrowed 2 million German marks (approximately $1.2 million) from a bank. The debt is to be repaid in 24 monthly installments with accrued interest charged at 4.7 percent per annum. Repayment began in January 1997. Management subsequently increased the credit facility to 2.5 million German marks.

In June 1997, the Company established an unsecured bank line of credit for $15 million which includes a $5 million sub-limit for issuance of stand-by letters of credit. Terms of the credit line, which matures in June 1999, require the Company to maintain certain financial ratios. Principal advances bear interest at LIBOR plus 1.5 percent and unused credit line fees are .25 percent. As of June 27, 1997, principal advances were $1 million and issued stand-by letters of credit totaled $266,000. The Company intends to repay the principal advanced within the next twelve months and therefore has classified the advance as a current liability.

In connection with the acquisition of TIW Systems, Inc. (see note F), the Company assumed a bank note payable in the amount of $510,000 that is secured by certain real property. The note is payable in monthly installments of $7,300, plus interest at 9.5 percent, with the balance due November 2000.

NOTE E - NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" which is effective for the Company's fiscal 1998 financial statements. This new standard simplifies the method for computing earnings per share ("EPS") whereas the Company will report basic EPS without the effect of any outstanding potentially dilutive stock options and diluted EPS with the effect of those outstanding stock options that are potentially dilutive. Had the Company adopted the provisions of SFAS No. 128 beginning with the first quarter of fiscal 1997, basic EPS for the nine months ended June 27, 1997 would have been $1.13 per share and diluted EPS would have been $1.07.

NOTE F - ACQUISITION

Effective June 11, 1997, the Company acquired all of the outstanding common stock of TIW Systems, Inc. ("TIW"), a California corporation, for cash of $7.9 million, 574,349 shares of the Company's common stock and approximately $.5 million of direct acquisition costs. TIW designs and manufactures products principally used in the satellite communications industry. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of assets acquired of approximately $8 million will be amortized over 15 years using the straight-line method. The purchase price was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed as follows:


                                                (In thousands)
Assets Acquired
Fair value of tangible assets acquired            $ 26,173
Goodwill                                             7,978
Purchase Consideration
Cash paid to selling shareholders                   (7,893)
Fair value of Vertex's stock exchanged             (10,528)
                                                  --------
    Liabilities assumed                           $ 15,730
                                                  ========


TIW's results of operations are included in the Company's consolidated financial statements from the effective date of the acquisition.

The following unaudited pro forma information presents the consolidated results of operations as if the effective date of the acquisition occurred on the beginning of each of the periods presented after giving effect to certain adjustments which include amortization of goodwill, reduction of investment income, issuance of common stock, and the related tax effects. The pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had been effected as of the date indicated above or that may be obtained in the future.


                  (In thousands, except per share amounts)
                             Nine Months Ended
                          June 27        June 28
                           1997           1996
                          -------        -------
Sales                     $86,512        $92,699
Net income                  2,943          3,599
Earnings per share            .56            .69


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The Company completed the acquisition of TIW Systems, Inc. ("TIW"), headquartered in Santa Clara, California, effective June 11, 1997. TIW is engaged in the design, manufacture, and support of telecommunications equipment and systems used in satellite and deep space communications, including receiving telemetry from, tracking, commanding and monitoring of satellites. As a result of the acquisition, management expects fiscal 1997 consolidated sales to increase by approximately $8 to $10 million.

Sales increased by 22 percent and 11 percent in the third quarter and the nine-month period ended June 27, 1997 as compared to the same periods one year earlier, respectively. The third quarter sales increase was caused by the inclusion of TIW's operations as of the effective date of the acquisition and increased product demand, while higher sales for the nine-month period were largely due to increased product demand.

Spending on research and development in the third quarter of fiscal 1997 was up 37 percent over the comparable period, and during the nine-month period of fiscal 1997, spending increased only 2 percent over the same period in fiscal 1996. The increased spending experienced in the third quarter reflects efforts associated with development work on certain new products in the small antenna category and the inclusion of TIW's operating results.

General & administrative and marketing expenses increased 31 percent and 20 percent over the comparable quarter and nine-month period, respectively, because of increased staffing levels and the addition of TIW's operating results.

The effective tax rate for fiscal 1997 is lower than the prescribed statutory rates mainly due to tax incentives available from export shipments and the favorable impact of interest income from certain investments exempt from federal taxation.

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

FINANCIAL CONDITION

Since September 30, 1996, the balance of cash and equivalents declined by $15.5 million primarily due to the TIW acquisition. Cash of $7.6 million was used in June for the purchase acquisition and subsequent to the purchase date, the Company repaid approximately $6.6 million of debt previously incurred by TIW.

Cash of $3.4 million was used during the first nine months of fiscal 1997 to purchase property and equipment. Part of this expenditure was for a building containing 37,000 square feet of manufacturing and office space situated on 3 acres of land located near the Company's Kilgore, Texas facility. Including renovation, total cost of the facility amounted to $800,000. The facility accommodates the manufacturing of certain antenna components that were previously purchased and allows for expanded production capacity of the Company's DMK (Deployable Mobile Ku-Band) antenna product line.

During the nine months ended June 27, 1997, the Company established two separate bank credit lines: (1) in December 1996, the Company borrowed 2 million German marks (approximately $1.2 million) from a German bank and, in June 1997, revised the credit line to allow for working capital principal advances of up to 2.5 million German marks; and, (2) in June 1997, the Company established a $15 million credit facility through a domestic bank which allows for up to $10 million of working capital financing and $5 million for issuance of stand-by letters of credit. As of the end of the third quarter, $1 million was advanced under this credit line.

Management believes that forecasted cash flows combined with the Company's favorable financial condition and available credit lines will be sufficient to fund operations over the foreseeable future. The Company is not aware of any demands which are likely to affect liquidity in an adverse manner.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)         Exhibits:

                 Exhibit 27 - Financial Data Schedule

     (b)         Form 8-K:

                 The Company filed a current report on Form 8-K, dated May 9, 1997, regarding the then pending acquisition of TIW Systems, Inc. covering Items 2 and 7 therein. This report was subsequently amended on Form 8-K/A, dated June 26, 1997, amending Item 2 and confirming the consummation of the acquisition of TIW Systems on June 11, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VERTEX COMMUNICATIONS CORPORATION
                                              (Registrant)





Date:      July 31, 1997              /s/ J. D. Carter
      ------------------            ----------------------------------
                                    J. D. Carter
                                    Vice President and Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------

  27                 Financial Data Schedule