Form 10-K405
period 1997-09-30
VERTEX COMMUNICATIONS CORP /TX/
filed 1997-12-19
CIK 780416

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                              OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM              TO
                                   --------------  --------------

                         COMMISSION FILE NUMBER: 0-15277

                            -------------------------

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

                            -------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                        ON WHICH REGISTERED
       -------------------                       ---------------------
              None                                       None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.10 PAR VALUE
                            -------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 31, 1997, 5,091,938 shares of the Registrant's Common Stock, $.10 par value, were outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates based on the closing sales price on October 31, 1997, as reported by The Nasdaq Stock Market (National Market System), was approximately $105,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1997, are incorporated by reference into Items 5, 6, 7, and 8 under Part II and Item 14 of Part IV hereof.

Portions of the Registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 1998 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, and 13 under
Part III hereof.

================================================================================

                        VERTEX COMMUNICATIONS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                           For the Fiscal Year Ended
                               September 30, 1997

         ==============================================================

                                     PART I

ITEM 1.      BUSINESS.

GENERAL

             Vertex Communications Corporation (the "Registrant," the "Company" or "Vertex") designs, develops, manufactures, markets and supports an extensive line of precision products for satellite and deep space communications applications. These products include sophisticated earth station antennas ranging in size from 1.2 to 34 meters in diameter (which operate in various relevant frequency bands, including L-, C-, X, Ku- and Ka-bands, and are available for commercial and military applications), integrated communications network systems, and optical and radio telescopes. The Company also manufactures state-of-the-art control systems designed to manage and monitor the operation, guidance, tracking and telemetry capabilities of communications network systems as well as individual antennas, related electronic components used to amplify radio frequency ("RF") signals, and precision waveguide components for application as component parts of communications systems. The Company also provides custom engineering, turnkey field installation, site testing and after-sale and maintenance services, and spare and replacement parts in support of its products.

           The Company's strategy is to provide a wide variety of precision satellite communications products compliant with state-of-the-art technology to satisfy an expanding range of customer and industry requirements. To accomplish its objectives, the Company engages in ongoing efforts to introduce, in a timely manner, products that are designed to meet applicable domestic and international specifications. The Company believes that it offers a more diverse line of products than any of its principal competitors. Due to the exacting design and engineering requirements necessary to produce satellite communications systems, subsystems and related products, quality control and precision engineering are central to the manufacturing process. The Company believes it has developed a reputation as a leader in quality control procedures which has enhanced its position in the marketplace.

           While the Company markets its products to systems integrators and end users who combine the Company's products with other communications equipment to form complete communications systems, Vertex also markets integrated communications network systems utilizing its own products. In the United States, Vertex markets its products through a direct sales force; while in international markets, the Company utilizes a direct sales force, supplemented by independent foreign sales representatives. Vertex's customers include the television broadcast industry, international telecommunications companies, communications common carriers, private communications networks, and government agencies, including certain agencies of the U. S. Government and various foreign governments.

           The Company was organized pursuant to Texas law in 1984. The Company's wholly-owned subsidiaries include: TIW Systems, Inc., a Nevada corporation headquartered in Santa Clara, California; Gamma-f Corp., a Nevada corporation headquartered in Torrance, California; Maxtech, Inc., a Pennsylvania corporation which is located in State College, Pennsylvania; Vertex Antennentechnik GmbH, a corporation organized pursuant to the laws of the Federal Republic of Germany, with its headquarters in Duisburg, Germany; Vertex Foreign Sales Corporation, organized pursuant to the laws of The Virgin Islands, with its office in St. Thomas, The Virgin Islands; and Vertex International, Ltd., formed under the laws of England. As used herein, the terms the "Registrant," the "Company," and "Vertex" refer to

Vertex Communications Corporation and its wholly-owned subsidiaries, unless otherwise indicated. The Company's principal executive offices are located at 2600 North Longview Street, Kilgore, Texas 75662; its telephone number is (903) 984-0555; and its website on the Internet is: www.vertexcomm.com.


SATELLITE COMMUNICATIONS EQUIPMENT INDUSTRY

           An increase in demand for transmission and reception capacity to support high-speed voice, video, and data communications has resulted in significant demand for additional satellite communications network systems and related earth station equipment. Communications satellites, once placed in orbit above the earth, relay microwave radio signals from one or more earth stations to one or more other earth stations at various geographical locations. The primary function of an earth station is to transmit or receive a microwave radio signal via satellite in order to efficiently facilitate the telecommunications process. Telecommunication is the process of communication through electronic means such as radio, telegraph, television, and computer. Each earth station is interconnected to a local communications network which distributes and/or collects the desired information to or from the users of such information. A typical earth station consists of several components, including an antenna and associated electronic components, some of which amplify RF signals and others that control and manage the movement, monitoring and tracking capabilities of the antenna.

           A principal advantage of satellite communications systems over terrestrial communications systems is that once a satellite has been launched, the incremental cost of adding new transmission and reception points is limited to the cost of the earth station. With a terrestrial communications system, each transmission route must receive a right-of-way clearance and incur additional costs attendant to laying connecting cable or erecting microwave towers and repeater stations. As a result, a satellite communications system frequently offers advantages as a cost-effective medium for long-distance communications, as compared to the cost of a terrestrial communications system which is usually higher.

           Communications satellites use the L-band, C-band, X-band, Ku-band and Ka-band for transmission in the radio frequency spectrum. The Company designs and manufactures satellite communications network systems as well as individual earth station antennas that operate in each of these frequency bands. L-band antennas operate in the frequency band of one to two gigahertz and are primarily utilized by the maritime industry. C-band antennas are capable of receiving and transmitting information in the radio frequency band of four to six gigahertz. The C-band frequency spectrum is also used for terrestrial microwave transmissions. Due to the increasing use of the C-band frequency, the Ku-band frequency (12 to 14 gigahertz) has been reserved exclusively for satellite transmission by the Federal Communications Commission ("FCC") and an international agreement. Since wavelengths in the Ku-band are relatively short, they can be gathered and concentrated by a smaller antenna dish than is required with longer wavelength C-band transmissions. Accordingly, Ku-band transmission enables earth station vendors and voice, video, and data communications service providers to bring satellite communications directly to customers' facilities. Ka-band antennas are in the developmental stage and operate in the radio frequency band of 27 to 50 gigahertz. These emerging antennas will primarily be utilized for voice and data transmission. The X-band frequency spectrum (seven to eight gigahertz) is reserved for utilization in worldwide military satellite communications.

THE VERTEX STRATEGY

           The Company's strategy is to provide a wide variety of advanced satellite communications products, including integrated communications network systems, precision earth station antennas, related control systems, associated electronic and electroformed components, and services to satisfy evolving customer requirements. The Company believes its proven products and expertise, experience in refining current products, and developing new products will enable it to expand distribution and gain market share.

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

           BROAD PRODUCT LINE. The Company's product strategy is to establish and maintain a prominent market share by emphasizing the development and distribution of a wide array of quality systems, subsystems and associated products. The Company believes its telecommunications products comprise one of the industry's broadest product lines. This extensive product line positions the Company to respond to a variety of customer requirements and to gain market share by expanding penetration into new and existing markets.

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

           INTERNATIONAL OPERATIONS. Continuing and emerging demands have created the need for substantial investment in telecommunications infrastructures in many international markets. The Company believes that significant opportunities exist in the market for satellite communications equipment and associated products outside of the United States. The Company adapts its product development, marketing and distribution strategies to comply with the unique requirements of specific international markets. The Company expects its international sales volume will continue to grow.

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

VERTEX PRODUCTS

             GENERAL. The Company designs, develops, manufactures and markets communications network systems and subsystems, including an extensive line of earth station antennas capable of operating in the commercial and military frequency bands from one to 30 gigahertz, which range in size from 1.2 to 34 meters in diameter, as well as the related electronic components used to control, manage and monitor the operation, guidance, tracking and telemetry capabilities of antennas. These products require exacting engineering skills and detailed standards or specifications as established by each customer, involving not only systems or product design, but the complete integration of other components acquired from the Company or other sources.

           The Company's products are utilized by its customers principally for telecommunications applications with certain products used in radio astronomy.

           The Company's operating divisions and subsidiaries include Vertex Antenna Division ("VAD"), TIW Systems, Inc. ("TIW"), Gamma-f Corp. ("Gamma-f"), Maxtech, Inc. ("Maxtech"), Vertex Control Systems Division ("VCSD"), and Vertex Antennentechnik GmbH ("VA"), which design, develop, manufacture and market the respective products described below.

           Vertex Antenna Division. VAD, the Company's largest operating unit, designs, develops and manufactures RF satellite earth station antennas ranging in size from 1.2 to 34 meters in diameter, RF feed components, and related products with emphasis in the L-, S-, C-, X-, Ku- and Ka-band frequency ranges for applications in the domestic, international and military radio communications frequencies. VAD also offers custom and unique research and development solutions for electrical, civil, structural and mechanical engineering-specific satellite communications projects.

           TIW Systems, Inc. In accordance with the Company's strategy of from time to time effecting selected, strategic acquisitions, Vertex acquired TIW, of Santa Clara, California, in June 1997. TIW designs, manufactures and markets telecommunications network systems and related equipment used in satellite and deep space communications, including large steerable parabolic antenna systems and precision major path earth station antennas, related components, a complete line of satellite-based communications networking products which facilitate voice and data communications, and optical and radio telescopes. These products include earth station tracking, telemetry, command and monitoring ("TTC&M") equipment, frequency conversion products and digital communications products, including Time Division Multiple Access ("TDMA") and Single Channel Per Carrier ("SCPC") modems and voice and data channel processing equipment which provide multimedia transmission services via satellite. To address the most prominent evolving segment of the very small aperture terminal ("VSAT") market, TIW has developed its FlexiDAMA ("Division Assigned Multiple Access") communications network system, with sophisticated network management, switching and Global Positioning Satellite-based frequency and network coordination capabilities for applications in thin route voice networks, medium- and high-capacity networks and low-rate video conferencing networks. The Company believes the combination of offering TIW's TDMA, SCPC and DAMA modem technologies with broad signaling standard compatibility qualities provides a competitive advantage in marketing its network systems, which include comprehensive voice, data and video networking capabilities, to customers around the world.

           The Company believes that the acquisition of TIW is complementary to Vertex's broad product lines, with minimum duplication, and will enable the Company to pursue new market opportunities and further expand its presence in existing markets, resulting in enhanced market share in the marketplace.

           Gamma-f Corp. Through this subsidiary, the Company designs and manufactures precision microwave components for applications in the telecommunications, space and defense industries. Gamma-f's products include a variety of standard antenna feed components as well as custom designed and fabricated RF components. Additionally, a standard product line of filters, diplexers, ortho-mode transducers, polarizers, and RF feed subsystems addresses market requirements for S-band through Q-band frequencies. These products are sold directly to end users and suppliers who integrate such products with other components in telecommunications systems. The Company also utilizes these products as component parts of certain of its antenna products.

           Maxtech, Inc. Through Maxtech, the Company designs and manufactures a variety of solid-state power amplifiers (SSPAs), low-noise amplifiers (LNAs), line drivers, redundant amplifier systems and other related high-performance products used in telecommunications systems.

           Vertex Control Systems Division. This division of the Company designs and manufactures antenna positioning and tracking systems, antenna control systems, automatic de-ice systems, and uplink power control systems. Additionally, VCSD specializes in turnkey retrofit services, including the provision of products, technical engineering expertise, and on-site services required to modernize and enhance the usefulness of existing earth station installations and related assets.

           Vertex Antennentechnik GmbH. Through this subsidiary, headquartered in Duisburg, Germany, the Company designs and supplies products which complement its existing broad line of antenna products, such as precision antenna reflectors, multi-axis pedestals (antenna support structures), controller drive systems, radio telescopes, and optical telescopes. VA performs highly technical antenna engineering designs for applications in the academic institution, governmental, and radio telescope markets, and is a dominant supplier in Europe of superior quality RF antennas and radio telescopes. Additionally, VA and VAD frequently cooperate to combine the technical expertise of the two Vertex groups in the field of high-precision telescope equipment.

           CUSTOM ENGINEERING. The Company relies upon its engineering experience and expertise to provide its customers with custom-engineered products that are not otherwise readily available in the marketplace. Management believes this capability is a significant attribute that distinguishes the Company from its competitors.

           CUSTOMER SERVICES. In addition to the manufacture and supply of a broad line of telecommunications, systems, subsystems and related products, the Company also offers a wide range of related services, including consulting; design and configuration; turnkey field installation; site testing and performance analysis; and after-sale maintenance services.

MARKETING, SALES, AND CUSTOMERS

           MARKETING. The Company's marketing strategy is to offer a complete line of high-technology antenna and associated products, while also marketing certain complete communications systems. The Company believes that this approach enables Vertex to comply with its own communications systems requirements while also satisfying the needs of systems integrators (companies which sell complete communications systems, but do not manufacture antennas or the particular antenna or associated products needed) and end users (ultimate customers) who combine the antennas and associated products with other systems components to form complete communications systems. The Company markets and supports its products through a distribution system comprised of a direct sales force, supplemented in international markets by independent sales representatives. Vertex augments these sales methods by advertising certain products in trade magazines and by displaying certain products at trade shows. The marketing and sales activities of the Company focus on domestic and international markets for commercial, governmental, and military applications. Vertex's marketing plan contemplates sales growth through increasing market share and continued development of new markets for its products.

           SALES. The Company maintains a direct sales force in the United States and Germany, and a staffed sales office in Singapore. In addition to providing product and pricing information, Vertex's sales personnel provide customers and potential customers value-added solutions and detailed explanations of the benefits and advantages of the Company's products and services as compared to those of its competitors. The Company's sales force includes sales managers, engineers, sales representatives, and technical support personnel. The Company's worldwide marketing and sales efforts are directed and coordinated from its headquarters in Kilgore, Texas.

           The Company believes that the rapidly evolving international market will continue to be an important source of sales. The Company's international sales are comprised of products manufactured in the United States, Germany and Estonia, and services performed on-site by its engineers and technical support personnel. To enhance its foreign sales, the Company also engages the services of foreign independent sales representatives to supplement its direct sales force. These foreign sales representatives also offer products of other manufacturers which are complementary to, but not competitive with, the Company's products.

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

           Sales in Western Europe were 14%, 19%, and 16% of total sales in fiscal 1997, 1996, and 1995, respectively. Sales in the Middle East were 10% of total sales in fiscal 1996. Sales in Asian countries were 21%, 18%, and 28%, of total sales in fiscal 1997, 1996, and 1995, respectively. Export sales were 56%, 59%, and 64% of total sales in fiscal 1997, 1996, and 1995, respectively.

           CUSTOMERS. Typical users of the Company's products include the broadcast industry, international telecommunications companies, communications common carriers, universities and academic institutions, private communications networks, and government agencies. The Company's customers include a number of major companies and government agencies throughout the world, including certain agencies of the U. S. Government and various foreign governments.

           The Company sells its products throughout the world to many customers. No single customer accounted for as much as 10% of the Company's total sales in fiscal 1997. GTE Corporation and Satellite Transmission Systems, Inc. accounted for 12% and 16% of the Company's total sales in fiscal 1996 and 1995, respectively.

           The Company has been successful in recent years in diversifying its customer base by increasing its penetration of existing and emerging markets and developing new markets for its products. Sales growth during this period has been fueled, in part, by the Company's ability to secure new customers and to maintain relationships with existing customers. Due to large contracts which may occur from time to time, one or more different customers may represent a material part of the Company's total sales or unfilled backlog of orders in any given year or at any point in time. The Company believes that its relationships with its customers are excellent and that it will continue to be a major supplier of satellite communications equipment and associated products to its major customers. If required, the Company believes that it could maintain sales of its products at current levels to other customers if current relationships with major customers were interrupted. Although several of these relationships have existed for a number of years, there can be no assurance that such relationships will continue. The loss of any of such major customers could have a material adverse effect on the Company and its business.

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


FOREIGN OPERATIONS

           The Company's foreign operations are conducted through its wholly-owned German subsidiary, Vertex Antennentechnik GmbH, located in Duisburg, Germany. Financial information relating to these foreign operations for the past three years is shown below:

                                                         (In thousands)
                                                 1997         1996         1995
                                                 ----         ----         ----
Sales to Unaffiliated Customers  ............. $5,881       $3,918       $3,724
Transfers between Geographic Areas  ..........    106        1,360          889
Operating Income (Loss)  .....................     91         (306)        (263)
Identifiable Assets ..........................  4,034        3,703        2,366

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

           The Company's products require substantial engineering, design, and technical support. In addition, although many of the Company's products are standardized, custom engineering is frequently required to accomplish the product modifications necessary for a particular application or installation. The Company's engineering staff is also important to its research and development activities. The Company has been successful in attracting and retaining well-qualified engineering personnel and does not anticipate a shortage of qualified personnel in the future.

           The Company believes that its current manufacturing facilities provide adequate manufacturing space for the foreseeable future. See Item 2 - "Properties."

PRODUCT DEVELOPMENT

           The Company's product research and development efforts are directed primarily toward development, design, engineering, and implementation activities rather than pure research. These activities are generally undertaken in response to specific customer requests or anticipated requirements of the U. S. Government for programs that have been identified by the Company. Funding for these activities is derived from internally generated sources and, from time to time, customers. For the years 1997, 1996, and 1995, the Company expended $3,775,000, $3,217,000, and $2,165,000, respectively, on research and development. Costs associated with product development work funded by customers are included in the Company's cost of sales and the related revenues are included in sales. The Company strives to continually upgrade its existing products and develop new products to meet changing customer requirements and to keep pace with evolving technology in the industry.

COMPETITION

           The Company experiences substantial competition from a number of established companies which provide a broad range of products to the satellite communications equipment market, including Andrew Corporation, Comsat RSI SatCom Technologies, Nippon Electronic Company, and Scientific-Atlanta, Inc. Certain of these companies have substantially greater financial and personnel resources than those available to the Company. The Company's products may not be proprietary or patentable, and may be subject to duplication and exploitation by its competitors. Although many of these competitors offer satellite communications products which are among the types or sizes produced by the Company, the Company believes that no single competitor offers the diversity of satellite communications products produced by the Company.

           The Company believes that the most important competitive factors are technical performance, capabilities, product performance, dependable delivery, and price. Maintenance and service capabilities and manufacturing experience in the industry are also important factors to customers. Accordingly, the Company strives to price its products competitively while stressing its custom engineering and servicing capabilities based upon the years of experience and technical expertise of its personnel in designing and manufacturing satellite communications products and the Company's precision metal manufacturing methods. The Company believes that its expertise in custom engineering and its ability to meet customers' relatively short-lead time requirements provide it with a distinct competitive advantage.

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

INTELLECTUAL PROPERTY

           The Company holds patents for certain technologies, products and processes. The Company does not, however, consider patents important to its business, but instead relies principally upon innovative management, technical expertise, and marketing and managerial skills to develop, enhance, and market its products. The Company believes it is less dependent on the protection of proprietary product information than on its ability to timely and effectively develop, enhance, and market its products to maintain the competitiveness of its products with those of others. The Company protects its proprietary product information through reliance on a combination of trade secrets, copyrights, patents, and technical measures, the selective use of nondisclosure agreements with customers, suppliers, and industry partners, and by limiting access to sensitive information.

             The Company has no reason to believe that its products and proprietary rights infringe on the proprietary rights of any third parties. There can be no assurance, however, that the Company's protective measures will preclude competitors from developing products with features similar to its products or that third parties will not assert infringement claims in the future.

BACKLOG AND SEASONALITY

             At October 31, 1997 and 1996, the Company's backlog of unfilled orders believed to be firm was approximately $73 million and $41 million, respectively. The backlog of unfilled orders at October 31, 1997, included approximately $8 million of contracts with the U. S. Government. As is customary, these contracts include provisions which allow for cancellation at the convenience of the Government or prime contractor. Upon exercise of these provisions, the Company would be entitled to reimbursement of costs incurred and a pro rata share of profit. The Company has never received a cancellation of a material government contract and believes no such event is threatened. The Company expects that a substantial portion of the October 31, 1997 backlog will be completed and delivered in fiscal year 1998.

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

GOVERNMENT REGULATION

             Although the Company is not directly regulated by any governmental agency, most of its United States customers, and the telecommunications industry in general, are subject to regulation by the Federal Communications Commission (the "FCC"). In recent years, FCC decisions permitting greater competition among common carriers have had a favorable impact on the Company. In addition, the FCC controls the allocation of transmission frequencies and the performance characteristics of earth station antennas. As a result of these controls, the Company's product design specifications must conform on an ongoing basis to meet FCC or other regulatory requirements. These regulations are not expected to adversely affect the operations of the Company.

             Outside the United States, where some of the customers of the Company have been government-owned and operated entities, changes in government economic policy and communications regulation have affected in the past, and may be expected to affect in the future, the volume of foreign business. However, the effect of regulation in countries other than the United States in which the Company does business has generally not been detrimental to the international activities of the Company taken as a whole and is not expected to be detrimental to such activities in the foreseeable future.

EMPLOYEES

             As of October 31, 1997, the Company employed 872 full-time employees.

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

ITEM 2.      PROPERTIES.

             The Company owns and maintains executive and administrative offices, manufacturing facilities, and a product testing site at its headquarters at 2600 N. Longview Street, Kilgore, Texas, and owns or leases certain facilities at other locations. The following is a listing of the properties owned or leased by Vertex and its subsidiaries as of October 31, 1997.


                                                                   APPROXIMATE AREA         OWNED
     LOCATION                      PRINCIPAL USE                    IN SQUARE FEET        OR LEASED
     --------                      -------------                   ----------------       ---------
Kilgore, Texas              Executive, administrative,                231,000 on          Owned in fee
                            engineering, and manufacturing         55 acres of land

Kilgore, Texas              Manufacturing                              33,000 on          Owned in fee
                                                                    1 acre of land

Longview, Texas             Administrative, engineering, and           30,000             Leased to October
                            manufacturing                                                 1998

Santa Clara, California     Administrative, engineering, and           83,000             Leased to December
                            manufacturing                                                 2003

Santa Clara, California     Warehouse                                   5,000             Leased to April 1998

Torrance, California        Administrative, engineering, and       37,000*               Leased to June
                            manufacturing                                                2002

Albuquerque,                Administrative and manufacturing       27,000 on 17 acres    Owned in fee
  New Mexico                                                       of land

Chantilly, Virginia         Fabrication                             9,000                Leased to March
                                                                                         2001

Nepean, Ontario,            Fabrication                             5,000                Leased to February
  Canada                                                                                 2002

State College,              Administrative, engineering, and       18,000                Leased to March
  Pennsylvania              manufacturing                                                1998

Duisburg, Germany           Administrative and engineering          4,000                Leased to February
                                                                                         1998

Singapore                   Administrative                         Less than 1,000       Leased to July 1998

------------------------------------

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

                                     PART II

             The information required by Items 5 through 8, inclusive, of this report is contained in the Registrant's Annual Report to Shareholders for its fiscal year ended September 30, 1997 (the "1997 Annual Report"), selected portions of which are incorporated herein by reference, as described below. With the exception of the material incorporated by reference herein, the 1997 Annual Report is not deemed filed as a part of this Annual Report on Form 10-K.

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

             The information appearing under the caption "Market for Common Stock" on page 23 of the 1997 Annual Report is hereby incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA.

             The information appearing in the "Selected Financial Data" table on page 1 of the 1997 Annual Report is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 and 13 of the 1997 Annual Report is hereby incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             The Consolidated Financial Statements of Vertex Communications Corporation and Subsidiaries and Notes thereto, appearing on pages 14 through 22, inclusive, together with the Report of Arthur Andersen LLP, Independent Public Accountants, thereon, appearing on page 23 of the 1997 Annual Report, are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

               The information regarding directors of the Registrant in response to Item 7 of Schedule 14A promulgated pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"), which will appear in the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1998 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

EXECUTIVE OFFICERS

               The following table sets forth the names and ages of all executive officers of the Registrant, their respective positions and offices with the Registrant, and the period during which each has served as an executive officer.


                                                                                                       SERVED AS
                                                                                                       EXECUTIVE
               NAME                           AGE                    POSITION(S)*                    OFFICER SINCE
               ----                           ---                    -----------                     -------------
J. REX VARDEMAN..........................     58               CHAIRMAN OF THE BOARD,                OCTOBER, 1984
                                                         PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                                    AND DIRECTOR

A. DON BRANUM............................     60          SENIOR VICE PRESIDENT, ASSISTANT           OCTOBER, 1984
                                                            SECRETARY AND DIRECTOR OF THE
                                                                    COMPANY; AND
                                                           VICE PRESIDENT/GENERAL MANAGER,
                                                               VERTEX ANTENNA DIVISION

JAMES D. CARTER..........................     50         VICE PRESIDENT AND CHIEF FINANCIAL          OCTOBER, 1984
                                                                 OFFICER, TREASURER
                                                                    AND DIRECTOR

REIN LUIK ...............................     62         VICE PRESIDENT AND DIRECTOR OF THE           JUNE, 1997
                                                                    COMPANY; AND
                                                            PRESIDENT, TIW SYSTEMS, INC.

JOE A. YLITALO...........................     51            SECRETARY AND GENERAL COUNSEL           JANUARY, 1997

WILLIAM L. ANTON.........................     59         VICE PRESIDENT OF THE COMPANY; AND         DECEMBER, 1984
                                                             VICE PRESIDENT - MARKETING,
                                                               VERTEX ANTENNA DIVISION

H. DEAN BUNNELL..........................     50         VICE PRESIDENT OF THE COMPANY; AND         JANUARY, 1995
                                                            PRESIDENT AND CHIEF EXECUTIVE
                                                               OFFICER, MAXTECH, INC.

MANFRED STUPNIK .........................     54         VICE PRESIDENT OF THE COMPANY; AND         JANUARY, 1995
                                                              PRESIDENT, GAMMA-F CORP.

----------------------------------------

* ALL EXECUTIVE OFFICERS OF THE REGISTRANT ARE ELECTED ANNUALLY BY THE BOARD OF DIRECTORS AND SERVE AT THE DISCRETION OF THE BOARD. THERE ARE NO FAMILY RELATIONSHIPS BETWEEN ANY DIRECTOR OR EXECUTIVE OFFICER OF THE REGISTRANT AND ANY OTHER SUCH PERSON.

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

              A. DON BRANUM, A CO-FOUNDER OF THE COMPANY, HAS SERVED AS SENIOR VICE PRESIDENT, ASSISTANT SECRETARY, AND A DIRECTOR SINCE ITS INCEPTION IN OCTOBER 1984, AND AS VICE PRESIDENT/GENERAL MANAGER OF THE COMPANY'S VERTEX ANTENNA DIVISION SINCE APRIL 1994. PRIOR TO JOINING THE COMPANY, MR. BRANUM SERVED AS VICE PRESIDENT OF THE HARRIS ANTENNA OPERATIONS, WITH RESPONSIBILITY FOR PRODUCT MARKETING. MR. BRANUM SERVED AS PRESIDENT OF DALLAS TELECOMMUNICATIONS, INC., A COMMUNICATIONS MARKETING AND CONSULTING FIRM WHICH HE FOUNDED FROM 1981 THROUGH 1984. FROM 1978 THROUGH 1981, MR. BRANUM SERVED AS VICE PRESIDENT AND GENERAL MANAGER OF THE SATELLITE COMMUNICATIONS DIVISION OF HARRIS, OF WHICH THE HARRIS ANTENNA OPERATIONS WERE A PART. MR. BRANUM WAS A CO-FOUNDER OF RMS IN 1973 AND SERVED AS ITS PRESIDENT AND A DIRECTOR UNTIL ITS ACQUISITION BY HARRIS IN 1977.

              JAMES D. CARTER HAS SERVED THE COMPANY AS VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, TREASURER, AND A DIRECTOR SINCE ITS INCEPTION IN OCTOBER 1984. PRIOR TO JOINING THE COMPANY, MR. CARTER WAS EMPLOYED BY HARRIS AS CONTROLLER OF THE HARRIS ANTENNA OPERATIONS SINCE 1978. FOR MORE THAN SIX YEARS PRIOR THERETO, MR. CARTER WAS EMPLOYED BY HARRIS IN VARIOUS ACCOUNTING POSITIONS.

              REIN LUIK HAS SERVED AS A DIRECTOR OF THE COMPANY SINCE AUGUST 1997 AND AS VICE PRESIDENT OF THE COMPANY SINCE JUNE 1997, IMMEDIATELY FOLLOWING THE ACQUISITION OF TIW AS A WHOLLY-OWNED SUBSIDIARY OF THE COMPANY. DR. LUIK, THE FOUNDER OF TIW, HAS SERVED AS PRESIDENT OF TIW SINCE ITS INCEPTION IN 1976 AND CONTINUES TO SERVE IN THAT POSITION SINCE ITS ACQUISITION BY THE COMPANY. PRIOR TO FOUNDING TIW, DR. LUIK WAS EMPLOYED BY THE WDL DIVISION OF AERONUTRONIC FORD CORPORATION FROM 1962 TO 1976, INITIALLY AS AN ENGINEER AND SUBSEQUENTLY AS MANAGER OF ITS ANTENNA SUBSYSTEMS ENGINEERING DEPARTMENT.

              JOE A. YLITALO HAS SERVED AS SECRETARY AND GENERAL COUNSEL OF THE COMPANY SINCE JANUARY 1997, PRIOR TO WHICH TIME HE WAS EMPLOYED AS GENERAL COUNSEL TO THE COMPANY FOR MORE THAN FIVE YEARS.

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

              MANFRED STUPNIK HAS SERVED AS VICE PRESIDENT OF THE COMPANY SINCE JANUARY 1995 AND AS PRESIDENT OF GAMMA-F CORP., A WHOLLY-OWNED SUBSIDIARY OF THE COMPANY, SINCE 1991. PRIOR THERETO, MR. STUPNIK HELD POSITIONS AS VICE PRESIDENT OF OPERATIONS AND VICE PRESIDENT-COMMERCIAL PRODUCTS DURING HIS 26 YEARS OF CONTINUOUS TENURE WITH GAMMA-F CORP.

EMPLOYMENT AGREEMENTS

              J. Rex Vardeman, A. Don Branum, and James D. Carter, in their capacities as (i) Chairman of the Board, President and Chief Executive Officer,
(ii) Senior Vice President and Assistant Secretary, and (iii) Vice President and Chief Financial Officer, and Treasurer, respectively, have each executed employment agreements with the Company. These employment agreements are each for three-year terms which automatically renew on a daily basis.

              Among other provisions, these agreements provide that, in consideration for remaining in the employ of the Company, each officer is entitled, subject to certain conditions, to receive benefits in the event of termination of employment under certain circumstances, including, among other reasons, a change of control of the Company. If such an officer is terminated for a reason other than (a) his death, disability or retirement, (b) for cause, or his voluntary termination other than for good reason, such officer would be entitled to receive from the Company, except as otherwise indicated below, a lump-sum severance payment equal to the sum of the following payments: (i) the officer's full base salary through the effective date of his termination at the rate then in effect, (ii) any authorized but unreimbursed business expenses and any vacation benefits which have accrued but are unpaid or unused as of the effective date of termination, (iii) any accrued but unpaid annual bonus compensation to the effective date of termination, but without accelerating the bonus payment date, (iv) an amount equal to three times the average aggregate direct annual compensation (salary and bonus) of the officer for the five fiscal years of the Company ended immediately prior to the effective date of his termination, and (v) in the event such officer is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), resulting from any "excess parachute payment" received by such officer as described in Section 280G(b) of the Code, an amount sufficient to ensure that after payment of such excise tax, plus interest or penalties thereon, if any, as the result of such "excess parachute payment," such officer will retain free and clear of all claims, taxes, and impositions an amount equal to such excise tax, interest and penalties, if any, imposed upon the excess payment received. In the event that any such officer receives a parachute payment as a result of termination of employment, such officer would be deemed to receive an "excess parachute payment" if it equals or exceeds 300% of the officer's "base amount," generally the average annual compensation received by such officer over the five most recent tax years. The "excess parachute payment" is computed as that portion of the "parachute payment" which exceeds the "base amount."

              In addition, Rein Luik, in his capacity as President of TIW, a wholly-owned subsidiary of the Company, entered into an agreement with TIW, effective as of June 11, 1997, which includes the same provisions for a similar term as summarized above as related to his employment in such capacity with TIW.

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

              Based solely on its review of the copies of such report forms received by it with respect to fiscal year 1997, or written representations from certain reporting persons, the Registrant believes that all filing requirements applicable to its directors, officers, and persons who own more than 10% of a registered class of the Registrant's equity securities have been timely complied with in accordance with Section 16(a) of the Exchange Act.

ITEM 11.       EXECUTIVE COMPENSATION.

               The information regarding executive compensation in response to
Item 8 of Schedule 14A which will appear in the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1998 Annual Meeting of Shareholders is hereby incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               The information regarding security ownership of certain beneficial owners and management in response to Item 6 of Schedule 14A which will appear in the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1998 Annual Meeting of Shareholders is hereby incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               The information regarding certain relationships and related transactions in response to Item 7 of Schedule 14A which will appear in the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1998 Annual Meeting of Shareholders is hereby incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                PAGE IN 1997
(a)1.  CONSOLIDATED FINANCIAL STATEMENTS.                      ANNUAL REPORT
                                                               -------------
          Report of Independent Public Accountants.................. 23

          Consolidated Statements of Income
               For the years ended September 30,
               1997, 1996, and 1995................................. 14

          Consolidated Balance Sheets
               As of September 30, 1997 and 1996.................... 15

          Consolidated Statements of Cash Flows
               For the years ended September 30,
               1997, 1996, and 1995................................. 16

          Consolidated Statements of Shareholders' Equity
               For the years ended September 30,
               1997, 1996, and 1995................................. 17

          Notes to Consolidated Financial Statements................ 18

 2.    FINANCIAL STATEMENT SCHEDULES.                             PAGE NO.
                                                                  --------
          Report of Independent Public Accountants on Schedule...... S-1

          SCHEDULE
          --------
             II     - Valuation and Qualifying Accounts..............S-2

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

(c)      EXHIBITS.

         The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or are incorporated herein by reference to previous filings noted, as applicable:

     EXHIBIT
     NUMBER                                                DESCRIPTION OF EXHIBIT
     -------                                               ----------------------
     3.1   .......    Restated Articles of Incorporation of the Registrant filed as Exhibit  3-A to the
                      Registrant's Statement on Form S-18 (File No. 33-1094-FW).

     3.2   .......    Bylaws of the Registrant filed as Exhibit 3-B to the Registrant's Registration
                      Statement on Form S-18 (File No. 33-1094-FW).

     3.3   .......    Articles of Amendment to the Restated Articles of Incorporation of the Registrant
                      filed as Exhibit 3-C to the Registrant's
                      Annual Report on Form 10-K for the fiscal
                      year ended September 30, 1988 (File No.
                      0-15277).

     3.4   .......    Articles of Amendment to the Restated Articles of Incorporation, as amended, of the Registrant.

     3.5   .......    First Amendment to the Bylaws of the Registrant filed as Exhibit 3-D to the
                      Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
                      1988 (File No. 0-15277).

     3.6   .......    Second Amendment to the Bylaws of the Registrant adopted October 29, 1991 filed as Exhibit 3-E to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (File No. 0-15277).

     10.1  .......    Savings/Profit Sharing Plan of the Registrant, as amended and restated, effective as of June 1, 1991 filed as Exhibit 10-A to the Registrant's Annual Report on
                      Form 10-K for the fiscal year ended September 30, 1991 (File No. 0-15277).

     10.2  .......    Stock Option Plan for Key Employees of the Registrant filed as Exhibit A to the
                      Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1987 Annual Meeting of Shareholders (File No. 0-15277).

     10.3  .......    First Amendment to the Stock Option Plan for Key Employees filed as Exhibit 10-
                      E to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                      September 30, 1988 (File No. 0-15277).

     10.4  .......    Second Amendment to the Stock Option Plan for Key Employees - Filed as Exhibit A
                      to the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1992 Annual Meeting of Shareholders (File No. 0-15277).

     10.5  .......    1995 Stock Compensation Plan of the Registrant filed as Exhibit A to the
                      Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1995 Annual Meeting of Shareholders (File No. 0-15277).

     10.6  .......    Management Incentive Compensation Plan of the Registrant filed as Exhibit 10-F to the Registrant's Registration Statement on Form S-18 (File No. 33-1094-FW).

     10.7  .......    Qualified Employee Stock Purchase Plan of the Registrant filed as Exhibit 10-G to the Registrant's Registration Statement on Form S-18 (File No. 33-1094-FW).

     EXHIBIT
     NUMBER                                                DESCRIPTION OF EXHIBIT
     -------                                               ----------------------
     10.8   .......   Outside Directors Stock Option Plan of the Registrant filed as Exhibit B to the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1987 Annual Meeting of
                      Shareholders (File No. 0-15277).

     10.9   .......   Executive Employment Agreement, dated November 10, 1994, by and between the Registrant and J. Rex
                      Vardeman, Chairman of the Board, President and Chief Executive Officer of the Registrant, filed as
                      Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
                      1994 (File  No. 0-15277).

     10.10  .......   Executive Employment Agreement, dated November 10, 1994, by and between the Registrant and A.Don Branum,
                      Senior Vice President of the Registrant, filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K
                      for the fiscal year ended September 30, 1994 (File No. 0-15277).

     10.11  .......   Executive Employment Agreement, dated November 10, 1994, by and between the Registrant and James D. Carter,
                      Vice President - Finance and Treasurer of the Registrant, filed as Exhibit 10.11 to the Registrant's Annual
                      Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 0-15277).

     10.12  .......   Executive Employment Agreement, dated June 11, 1997, by and between TIW Systems, Inc., a wholly-owned subsidiary of the Registrant, and Rein Luik, President of TIW Systems, Inc. and a Vice President of the
                      Registrant, filed as an Exhibit to the Registrant's Current Report on Form 8-K/A dated June 26, 1997 (Date of
                      Earliest Event Reported: May 9, 1997; File No. 0-15277).

     10.13  .......   Indemnification Agreement, dated October 26, 1994, by and between the Registrant and J. Rex Vardeman; and
                      schedule of other officers and directors of the Registrant, each of whom has entered into a similar agreement with the Registrant, filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 0-15277).

     10.14  .......   Management Incentive Compensation Plan of the Registrant, as amended and restated effective October 1, 1995, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
                      1995 (File No. 0-15277).

     10.15  .......   Management Incentive Compensation Plan for Divisions of the Registrant, as amended and restated effective
                      October 1, 1995, filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 0-15277).

     10.16  .......   Management Incentive Compensation Plan of Gamma-f Corp., a wholly-owned subsidiary of the Registrant, as amended and restated effective October 1, 1995, filed as Exhibit 10.14 to the Registrant's Annual Report on
                      Form 10-K for the fiscal year ended September 30, 1995 (File No. 0-15277).

     10.17  .......   Management Incentive Compensation Plan of Maxtech, Inc., a wholly-owned subsidiary of the Registrant, as amended and restated effective October 1, 1995, filed as Exhibit 10.15 to the Registrant's Annual Report on
                      Form 10-K for the fiscal year ended September 30, 1995 (File No. 0-15277).

   EXHIBIT
   NUMBER                                                DESCRIPTION OF EXHIBIT
   -------                                               ----------------------
   10.18   .......    Employee Profit Sharing Bonus Plan of the Registrant, as amended and restated effective October 1, 1996, filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
                      1996 (File No. 0- 15277).

   10.19   .......    Employee Profit Sharing Bonus Plan of Gamma-f Corp., a wholly-owned subsidiary of the Registrant, as amended and restated effective as of October 1, 1996, filed as Exhibit 10.17 to the Registrant's Annual Report on Form
                      10-K for the fiscal year ended September 30, 1996 (File No. 0-15277).

   10.20*  .......    Management Incentive Compensation Plan of TIW Systems, Inc., a wholly-owned subsidiary of the Registrant, effective as of October 1, 1997.

   10.21*  .......    Management Incentive Compensation Plan of Vertex-New Mexico, Inc., a wholly-owned subsidiary of TIW Systems,
                      Inc., effective as of October 1, 1997.

   10.22*  .......    Employee Profit Sharing Bonus Plan of Maxtech, Inc., a wholly-owned subsidiary of the Registrant, effective as of October 1, 1997.

   10.23*  .......    Employee Profit Sharing Bonus Plan of Vertex-New Mexico, Inc., a wholly-owned subsidiary of TIW Systems,
                      Inc., effective as of October 1, 1997.

   10.24*  .......    Revolving Credit Loan Agreement and related Promissory Note, each dated June 11, 1997, by and between Bank
                      One, Texas, National Association and the Registrant.

   11*     .......    Computation of Net Income Per Share.

   13*     .......    Annual Report to Shareholders of the Registrant for the year ended September 30, 1997, to the extent specified in Parts II, III and IV hereof.

   21*     .......    Subsidiaries of the Registrant.

   23*     .......    Consent of Independent Public Accountants.

   27*     .......    Financial Data Schedule.

---------------------------
   *Filed herewith.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 19, 1997                    Vertex Communications Corporation
                                                    (Registrant)



                                             By:    /s/ J. REX VARDEMAN
                                                    --------------------------
                                                    J. Rex Vardeman
                                                    Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

    SIGNATURE                             TITLE                        DATE
    ---------                             -----                        ----
/s/ J. REX VARDEMAN               Chairman of the Board,         December 19, 1997
---------------------------          President, Chief
    J. Rex Vardeman            Executive Officer (Principal
                                  Executive Officer) and
                                        Director


/s/ A. DON BRANUM                       Director                 December 19, 1997
---------------------------
    A. Don Branum

/s/ JAMES D. CARTER                Vice President and            December 19, 1997
---------------------------      Chief Financial Officer
    James D. Carter             (Principal Financial and
                              Accounting Officer), Treasurer
                                      and Director


/s/ BILL R. WOMBLE                      Director                 December 19, 1997
---------------------------
    Bill R. Womble

/s/ DONALD E. HEITZMAN, SR.             Director                 December 19, 1997
---------------------------
    Donald E. Heitzman, Sr.

/s/ JOHN G. FARMER                      Director                 December 19, 1997
---------------------------
    John G. Farmer


/s/ REIN LUIK                           Director                 December 19, 1997
---------------------------
    Rein Luik

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                                    SCHEDULE


To the Shareholders of Vertex Communications Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Vertex Communications Corporation's 1997 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 24, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                        Arthur Andersen LLP

Dallas, Texas
  October 24, 1997

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(In thousands)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             ADDITIONS
                                      ------------------------
                         BALANCE AT   CHARGES TO    CHARGES TO                      BALANCE
                         BEGINNING     COST AND      OTHER                          AT END
DESCRIPTION              OF PERIOD     EXPENSES     ACCOUNTS      DEDUCTIONS       OF PERIOD
-----------              ----------   ----------    ----------    ----------       ---------
ALLOWANCE FOR
DOUBTFUL ACCOUNTS

Year Ended 9/30/97          $268         $210       $805(4)        $29 (1)           $1,254
Year Ended 9/30/96           241           35         --            (8)(1)              268
Year Ended 9/30/95           263          (22)        --            --                  241

ALLOWANCE FOR
INVENTORY OBSOLESCENCE

Year Ended 9/30/97          $771         $449       $518(4)       $285 (2)           $1,453
Year Ended 9/30/96           417          536         --           182 (2)              771
Year Ended 9/30/95           451          (34)        --            --                  417

ALLOWANCE FOR
WARRANTY CLAIMS

Year Ended 9/30/97          $530         $761       $200(4)       $439 (3)           $1,052
Year Ended 9/30/96           591          343         --           404 (3)              530
Year Ended 9/30/95           460          303         --           172 (3)              591

---------------------------

(1)  Doubtful accounts written off, less recoveries.

(2)  Disposal of obsolete inventory.

(3)  Warranty claims processed.

(4) Beginning balance of allowance account balance brought forward from acquisition of TIW Systems, Inc.

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX OF EXHIBITS

Number                                  DESCRIPTION
------                                  -----------
10.20      Management Incentive Compensation Plan of TIW Systems, Inc., a
           wholly-owned subsidiary of the Registrant, effective as of October 1, 1997.

10.21      Management Incentive Compensation Plan of Vertex-New Mexico, Inc., a
           wholly-owned subsidiary of TIW Systems, Inc., effective as of October 1, 1997.

10.22 Employee Profit Sharing Bonus Plan of Maxtech, Inc., a wholly-owned subsidiary of the Registrant, effective as of October 1, 1997.

10.23      Employee Profit Sharing Bonus Plan of Vertex-New Mexico, Inc., a
           wholly-owned subsidiary of TIW Systems, Inc., effective as of October 1, 1997.

10.24      Revolving Credit Loan Agreement and related Promissory Note, each dated
           June 11, 1997, by and between Bank One, Texas, National Association and the Registrant.

11         Computation of Net Income Per Share.

13         Annual Report to Shareholders of the Registrant for the year ended
           September 30, 1997, to the extent specified in Parts II, III and IV hereof.

21         Subsidiaries of the Registrant.

23         Consent of Independent Public Accountants.

27         Financial Data Schedule.