Form 10-Q
period 1998-01-02
VERTEX COMMUNICATIONS CORP /TX/
filed 1998-01-29
CIK 780416

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 2, 1998

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

AS OF JANUARY 2, 1998, THERE WERE 5,100,138 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK $.10 PAR VALUE.
================================================================================

                        VERTEX COMMUNICATIONS CORPORATION
                         TABLE OF CONTENTS TO FORM 10-Q
                   FOR THE THREE MONTHS ENDED JANUARY 2, 1998



PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements - (Unaudited)

             Condensed Consolidated Balance Sheets - January 2, 1998 and September 30, 1997

             Condensed Consolidated Statements of Income - Three months ended January 2, 1998 and December 27, 1996

             Condensed Consolidated Statements of Cash Flows - Three months ended January 2, 1998 and December 27, 1996

             Notes to Condensed Consolidated Financial Statements - January 2, 1998

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K


SIGNATURE

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                               January 2        September 30
                                                                 1998               1997
                                                             -------------     -------------
ASSETS                                                        (Unaudited)             *
CURRENT ASSETS:
Cash and equivalents                                             $   7,065      $   5,407
Accounts receivable, net                                            40,354         35,977
Inventories                                                         27,427         27,198
Income tax receivable                                                 --            1,130
Deferred income taxes                                                  884            784
                                                                 ---------      ---------
                                                                    75,730         70,496

PROPERTY AND EQUIPMENT, at cost                                     29,903         29,231
Less accumulated depreciation                                      (13,860)       (13,004)
                                                                 ---------      ---------
                                                                    16,043         16,227
GOODWILL, less accumulated amortization of $1,365 and $1,134        12,563         12,794
OTHER ASSETS                                                           938            976
                                                                 ---------      ---------
TOTAL ASSETS                                                     $ 105,274      $ 100,493
                                                                 =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                 $   5,604      $   7,413
Accrued liabilities                                                 15,282         13,278
Customers' advances                                                  6,116          3,139
Current portion of long-term debt                                      974          1,082
                                                                 ---------      ---------
                                                                    27,976         24,912
LONG-TERM DEBT - less current portion                                  209            988
DEFERRED INCOME TAXES                                                1,167          1,103
COMMITMENTS AND CONTINGENCIES                                         --             --

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value, 20,000,000 shares authorized,
  5,235,751 shares issued                                              524            524
Capital in excess of par value                                      35,072         35,107
Retained earnings                                                   42,386         40,033
Treasury stock, at cost, 135,613 shares and 148,813 shares .        (1,705)        (1,828)
Translation adjustment                                                (355)          (346)
                                                                 ---------      ---------
                                                                    75,922         73,490
                                                                 ---------      ---------
TOTAL LIABILITIES AND EQUITY                                     $ 105,274      $ 100,493
                                                                 =========      =========

* The balance sheet at September 30, 1997 has been taken from audited financial statements at that date and condensed.

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                Three Months Ended
                                             January 2      December 27
                                                1998           1996
                                           ------------   -------------

SALES                                          $ 30,779        $ 19,680
COSTS AND EXPENSES:
Cost of sales                                    21,660          14,289
Research and development                          1,440             765
Marketing                                         1,669           1,088
General and administrative                        2,588           1,540
                                               --------        --------
                                                 27,357          17,682
                                               --------        --------

OPERATING INCOME                                  3,422           1,998

OTHER INCOME (EXPENSE):
Income from investments                              77             208
Interest expense                                    (31)            (20)
                                               --------        --------
INCOME BEFORE INCOME TAXES                        3,468           2,186

Provision for income taxes                        1,115             661
                                               --------        --------
NET INCOME                                     $  2,353        $  1,525
                                               ========        ========

BASIC EARNINGS PER SHARE                       $    .46        $    .34
                                               ========        ========

DILUTED EARNINGS PER SHARE                     $    .44        $    .33
                                               ========        ========


               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                 Three Months Ended
                                                           January 2          December 27
                                                             1998               1996
                                                        ---------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES                          $  3,129        $  2,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                (672)         (1,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for business purchased in fiscal 1995                     (302)           (437)
Proceeds from long-term debt                                      --             1,285
Repayment of debt                                                 (585)           --
Proceeds from exercise of stock options                             88              30
                                                              --------        --------
                                                                  (799)            878

INCREASE IN CASH AND EQUIVALENTS                                 1,658           1,850

CASH AND EQUIVALENTS:
At beginning of period                                           5,407          17,396
                                                              --------        --------
AT END OF PERIOD                                              $  7,065        $ 19,246
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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

NOTE B - INVENTORIES (IN THOUSANDS)

The components of inventory consist of the following:


                                                  January 2     September 30
                                                    1998            1997
                                                  ---------     ------------

                           Raw Materials          $   8,148     $   8,844
                           Work-In-Process           14,941        13,626
                           Finished Goods             4,338         4,728
                                                  ---------      --------
                                                   $ 27,427      $ 27,198
                                                   ========      ========



NOTE C - EARNINGS PER SHARE

Effective October 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding of 5,090,000 and 4,440,000 for the first quarter of fiscal 1998 and 1997, respectively. Diluted earnings per share were computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding under the Company's stock-based compensation plans. Diluted earnings per share were computed as follows:



             (in thousands, except per share amounts)                              First Quarter of
                                                                                 FY 1998      FY 1997
                                                                                 -------      -------

         Net Income                                                               $2,353       $1,525

         Weighted average number of shares outstanding                             5,090        4,440
         Effect of options assumed exercised                                         224          190
                                                                                  ------       ------

            Total                                                                  5,314        4,630

         Diluted earnings per share                                               $  .44       $  .33
                                                                                  ======       ======


Adoption of this new accounting standard affected previously reported earnings per share (EPS) data as follows:


                                                                          First Quarter
         Per Share Amounts                                                 of  FY 1997
         -----------------                                                -------------
         Primary EPS                                                           $    .33
         Effect of SFAS No. 128                                                     .01
                                                                              ---------

         Basic EPS as restated                                                 $    .34
                                                                               ========

         Fully diluted EPS as previously reported                              $    .33
         Effect of SFAS No. 128                                                     ---
                                                                             ----------

         Diluted EPS as restated                                               $    .33
                                                                               ========

NOTE D - ACQUISITION

Effective June 11, 1997, the Company acquired all of the outstanding common stock of TIW Systems, Inc. headquartered in Santa Clara, California by purchase. The following unaudited pro forma information presents the consolidated results of operations as if the acquisition had occurred on October 1, 1996.


             (in thousands, except per share amounts)                  First Quarter
                                                                        of  FY 1997
                                                                       --------------
         Sales                                                            $   27,326
         Net Income                                                              977
         Basic earnings per share                                                .19
         Diluted earnings per share                                              .19


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Fiscal 1998 first quarter sales increased by $11.1 million or 56 percent when compared to the same period last year. Approximately 75 percent of the increase was caused by the acquisition of TIW and the balance was due to increased demand for standard antenna products.

Cost of sales as a percent of sales improved from 72.6 percent in the first quarter of fiscal 1997 to 70.4 percent in the comparable quarter of 1998 mainly due to a more favorable product sales mix.

Research and development expenditures increased to $1.4 million, an 88 percent increase over the prior year's first quarter, principally due to the absence of TIW's operating results in the fiscal 1997 quarter.

The total of general & administrative and marketing expenses during fiscal 1998's first quarter of $4.3 million, increased $1.6 million or 62 percent from the comparable period largely because of the acquisition of TIW.

Income from investments in the first quarter of fiscal 1998 decreased by 63 percent from the comparable quarter to $77,000 as the average cash balances available for investment purposes were significantly lower than fiscal 1997's cash balances.

The effective tax rate for fiscal 1998 is lower than the prescribed statutory rates mainly due to tax incentives available from export shipments.

New orders secured during the first quarter of 1998 were $36.9 million and the Company began the second quarter with a record high unfilled order backlog of $77.8 million.

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

FINANCIAL CONDITION

Since September 30, 1997, the balance of cash and equivalents increased by $1.7 million primarily as a result of strong earnings.

In the first quarter of fiscal 1998 financing activities consumed $.8 million whereas $.9 million of cash was provided from financing during the comparable period. The net change of $1.7 million between the two reporting periods was caused by the following major contributing factors: (1) the Company repaid the $.5 million bank note which was scheduled to mature in November 2000; and (2) no additional long-term debt was incurred in the first quarter of fiscal 1998.

Management believes that forecasted cash flows combined with the Company's favorable financial condition and available credit lines, will be sufficient to fund operations over the foreseeable future. The Company is not aware of any demands which are likely to affect liquidity in an adverse manner.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    Exhibit 27 - Financial Data Schedule


         (b)        Form 8-K:

                    The Company filed no reports on Form 8-K and none were required to be filed during the three months ended January 2, 1998.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VERTEX COMMUNICATIONS CORPORATION
                                                  (Registrant)





Date: January 29, 1998                /s/ J. D. Carter
      ----------------                -----------------------------------------
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