Form 10-Q
period 1998-04-03
VERTEX COMMUNICATIONS CORP /TX/
filed 1998-05-07
CIK 780416

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1998

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

AS OF APRIL 3, 1998, THERE WERE 5,104,138 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK $.10 PAR VALUE.

================================================================================

                        VERTEX COMMUNICATIONS CORPORATION
                         TABLE OF CONTENTS TO FORM 10-Q
                    FOR THE THREE MONTHS ENDED APRIL 3, 1998



PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements - (Unaudited)

             Condensed Consolidated Balance Sheets - April 3, 1998 and September 30, 1997

             Condensed Consolidated Statements of Income - Three months ended April 3, 1998 and March 28, 1997

             Condensed Consolidated Statements of Income - Six months ended April 3, 1998 and March 28, 1997

             Condensed Consolidated Statements of Cash Flows - Six months ended April 3, 1998 and March 28, 1997

             Notes to Condensed Consolidated Financial Statements - April 3,
             1998


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition




PART II - OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

Item 6.      Exhibits and Reports on Form 8-K


SIGNATURE

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                       April 3      September 30
                                                                         1998           1997
                                                                      ---------      ---------
ASSETS                                                               (Unaudited)          *
CURRENT ASSETS:
Cash and equivalents                                                  $  10,046      $   5,407
Accounts receivable, net                                                 37,666         35,977
Inventories                                                              30,154         27,198
Income tax receivable                                                      --            1,130
Deferred income taxes                                                       877            784
                                                                      ---------      ---------
                                                                         78,743         70,496

PROPERTY AND EQUIPMENT, at cost                                          30,582         29,231
Less accumulated depreciation                                           (14,751)       (13,004)
                                                                      ---------      ---------
                                                                         15,831         16,227
GOODWILL, less accumulated amortization of $1,620 and $1,134             12,308         12,794
OTHER ASSETS                                                              1,183            976
                                                                      ---------      ---------
TOTAL ASSETS                                                          $ 108,065      $ 100,493
                                                                      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                      $   6,803      $   7,413
Accrued liabilities                                                      12,160         13,278
Customers' advances                                                       8,452          3,139
Current portion of long-term debt                                           847          1,082
                                                                      ---------      ---------
                                                                         28,262         24,912
LONG-TERM DEBT - less current portion                                       191            988
DEFERRED INCOME TAXES                                                     1,167          1,103
COMMITMENTS AND CONTINGENCIES                                              --             --

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value, 20,000,000 shares authorized,
  5,235,751 shares issued                                                   524            524
Capital in excess of par value                                           35,070         35,107
Retained earnings                                                        44,833         40,033
Treasury stock, at cost, 131,613 shares and 148,813 shares               (1,650)        (1,828)
Translation adjustment                                                     (332)          (346)
                                                                      ---------      ---------
                                                                         78,445         73,490
                                                                      ---------      ---------
TOTAL LIABILITIES AND EQUITY                                          $ 108,065      $ 100,493
                                                                      =========      =========


* The balance sheet at September 30, 1997 has been taken from audited financial statements at that date and condensed.

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                               Three Months Ended
                                              April 3      March 28
                                               1998          1997
                                             --------      --------

SALES                                        $ 31,500      $ 20,436

COSTS AND EXPENSES:
Cost of sales                                  21,946        14,502
Research and development                        1,598           683
Marketing                                       1,768         1,185
General and administrative                      2,727         1,755
                                             --------      --------
                                               28,039        18,125
                                             --------      --------

OPERATING INCOME                                3,461         2,311

OTHER INCOME (EXPENSE):
Income from investments                           130           198
Interest expense                                  (16)          (29)
                                             --------      --------
INCOME BEFORE INCOME TAXES                      3,575         2,480

Provision for income taxes                      1,128           786
                                             --------      --------
NET INCOME                                   $  2,447      $  1,694
                                             ========      ========

BASIC EARNINGS PER SHARE                     $    .48      $    .38
                                             ========      ========

DILUTED EARNINGS PER SHARE                   $    .46      $    .36
                                             ========      ========

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                 Six Months Ended
                                             April 3       March 28
                                               1998          1997
                                             --------      --------

SALES                                        $ 62,279      $ 40,116

COSTS AND EXPENSES:
Cost of sales                                  43,606        28,791
Research and development                        3,038         1,448
Marketing                                       3,437         2,273
General and administrative                      5,315         3,295
                                             --------      --------
                                               55,396        35,807
                                             --------      --------

OPERATING INCOME                                6,883         4,309

OTHER INCOME (EXPENSE):
Income from investments                           207           406
Interest expense                                  (47)          (49)
                                             --------      --------
INCOME BEFORE INCOME TAXES                      7,043         4,666

Provision for income taxes                      2,243         1,447
                                             --------      --------
NET INCOME                                   $  4,800      $  3,219
                                             ========      ========

BASIC EARNINGS PER SHARE                     $    .94      $    .72
                                             ========      ========

DILUTED EARNINGS PER SHARE                   $    .90      $    .69
                                             ========      ========

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                    Six Months Ended
                                                                  April 3       March 28
                                                                   1998          1997
                                                                 --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES                             $  6,881      $  2,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                 (1,351)       (2,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for business purchased in fiscal 1995                        (302)         (709)
Proceeds from long-term debt                                         --           1,285
Repayment of debt                                                    (730)         (243)
Proceeds from exercise of stock options                               141           401
                                                                 --------      --------
                                                                     (891)          734

INCREASE IN CASH AND EQUIVALENTS                                    4,639           992

CASH AND EQUIVALENTS:
At beginning of period                                              5,407        17,396
                                                                 --------      --------
AT END OF PERIOD                                                 $ 10,046      $ 18,388
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

NOTE B - INVENTORIES (IN THOUSANDS)

The components of inventory consist of the following:

                                                                                  April 3            September 30
                                                                                   1998                  1997
                                                                                 ---------           ------------
                           Raw Materials                                         $   8,221             $   8,844
                           Work-In-Process                                          16,492                13,626
                           Finished Goods                                            5,441                 4,728
                                                                                 ---------             ---------
                                                                                 $  30,154             $  27,198
                                                                                 =========             =========



NOTE C - EARNINGS PER SHARE

Effective October 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding during the second quarter and first six months of fiscal 1998 were 5,100,000 and 5,095,000, respectively, and during the second quarter and first six months of fiscal 1997 were 4,468,000 and 4,466,000, respectively.

Diluted earnings per share were computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding under the Company's stock-based compensation plans as follows:

(in thousands, except per share amounts)                   Second Quarter of
                                                        FY 1998        FY 1997
                                                       ----------     ----------

Net Income                                             $    2,447     $    1,694

Weighted average number of shares outstanding               5,100          4,468
Effect of options assumed exercised                           235            197
                                                       ----------     ----------

   Total                                                    5,335          4,665

Diluted earnings per share                             $      .46     $      .36
                                                       ==========     ==========



                                                          First Six Months of
                                                        FY 1998         FY 1997
                                                       ----------     ----------

Net Income                                             $    4,800     $    3,219

Weighted average number of shares outstanding               5,095          4,466
Effect of options assumed exercised                           236            197
                                                       ----------     ----------

   Total                                                    5,331          4,663

Diluted earnings per share                             $      .90     $      .69
                                                       ==========     ==========


NOTE D - ACQUISITION

Effective June 11, 1997, the Company acquired all of the outstanding common stock of TIW Systems, Inc. headquartered in Santa Clara, California by purchase. The following unaudited pro forma information presents the consolidated results of operations as if the acquisition had occurred on October 1, 1996.


(in thousands, except per share amounts)             Six Months Ended
                                                      March 28, 1997
                                                      --------------

Sales                                                  $   56,294
Net Income                                                  2,858
Basic earnings per share                                      .57
Diluted earnings per share                                    .55

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Sales during the second quarter and first six months of fiscal 1998 increased by $11.1 million and $22.2 million, respectively, over the comparable periods largely as a result of the acquisition of TIW.

Cost of sales expressed as a percent of sales improved from 71 percent in the second quarter of fiscal 1997 to 69.7 percent in the comparable quarter of 1998 and from 71.8 percent in the first half of fiscal 1997 to 70 percent in the comparable period of fiscal 1998 mainly due to a more favorable product sales mix.

Research and development expenditures increased to $1.6 million for a 134 percent increase over the prior year's second quarter and to $3 million for a 110 percent increase over the first six months of fiscal 1997, principally due to the absence of TIW's operating results in the fiscal 1997 periods.

The total of general and administrative and marketing expenses incurred during fiscal 1998's second quarter of $4.5 million, increased $1.6 million or 53 percent from the comparable period and were $8.8 million during the first half of fiscal 1998 which was $3.2 million or 57 percent more than the same period one year ago largely due to the acquisition of TIW.

Income from investments declined by $68,000 or 34 percent and $199,000 or 49 percent in the second quarter and first six months of fiscal 1998, respectively, compared to the same periods last year as the average cash balances available for investment purposes in fiscal 1998 were significantly lower than fiscal 1997's cash balances.

The effective tax rate for fiscal 1998 is lower than the prescribed statutory rates mainly due to tax incentives available from export shipments.

New orders secured during the first six months of 1998 were $77.1 million which pushed the backlog of unfilled orders to a record high of $86.5 million.

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

FINANCIAL CONDITION

Since September 30, 1997, the balance of cash and equivalents increased by $4.6 million mainly as a result of record net income.

In the first six months of fiscal 1998 financing activities consumed $.9 million whereas $.7 million of cash was provided from financing during the comparable period. The net change of $1.6 million between the two reporting periods was caused by the following major contributing factors: (1) the Company repaid the $.5 million bank note which was scheduled to mature in November 2000; and (2) no additional long-term debt was incurred in the first six months of fiscal 1998.

Management believes that forecasted cash flows combined with the Company's favorable financial condition and available credit lines, will be sufficient to fund operations over the foreseeable future. The Company is not aware of any demands which are likely to affect liquidity in an adverse manner.

PART II - OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The annual meeting of shareholders was held on January 22, 1998 in Kilgore, Texas. Of the 5,091,938 total shares entitled to vote, 4,417,198 shares or
                86.7 percent were represented in person or by proxy at the meeting.

                The following matters were submitted to the shareholders in the meeting and approved by more than the requisite majority as shown below:

                (1) Election of seven directors to serve until the next annual shareholders meeting:


                                                                   Votes             Votes
                                                                    For             Withheld
                                                                 ---------          ---------
                         J. Rex Vardeman                         4,412,744            4,454
                         A. Don Branum                           4,412,744            4,454
                         James D. Carter                         4,412,744            4,454
                         Bill R. Womble                          4,412,744            4,454
                         Donald E. Heitzman, Sr.                 4,402,444           14,754
                         Rein Luik                               4,412,744            4,454
                         John G. Farmer                          4,392,248           24,950

                (2)      Approval of the Non-Employee Directors Stock Option
                         Plan:

                         Shares Voted For:                            3,643,138
                         Shares Voted Against:                          743,518
                         Shares Abstaining:                              30,542

                (3) Ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending September 30, 1998.


                         Shares Voted For:                            4,404,947
                         Shares Voted Against:                            2,100
                         Shares Abstaining:                              10,151


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

     (a)        Exhibits:

                Exhibit 27 - Financial Data Schedule

     (b)        Form 8-K:

                The Company filed no reports on Form 8-K and none were required to be filed during the three months ended April 3, 1998.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      VERTEX COMMUNICATIONS CORPORATION
                                                 (Registrant)





Date:   May 6, 1998                   /s/ James D. Carter
      --------------------            -------------------------------
                                      James D. Carter
                                      Vice President and Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER            DESCRIPTION
-----------         -----------


   27               Financial Data Schedule