Form 10-Q
period 1998-07-03
VERTEX COMMUNICATIONS CORP /TX/
filed 1998-08-05
CIK 780416

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 3, 1998

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

AS OF JULY 3, 1998, THERE WERE 5,111,888 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK $.10 PAR VALUE.

================================================================================

                        VERTEX COMMUNICATIONS CORPORATION
                         TABLE OF CONTENTS TO FORM 10-Q
                     FOR THE THREE MONTHS ENDED JULY 3, 1998



PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements - (Unaudited)

          Condensed Consolidated Balance Sheets - July 3, 1998 and September 30, 1997

          Condensed Consolidated Statements of Income - Three months ended July 3, 1998 and June 27, 1997

          Condensed Consolidated Statements of Income - Nine months ended July 3, 1998 and June 27, 1997

          Condensed Consolidated Statements of Cash Flows - Nine months ended July 3, 1998 and June 27, 1997

          Notes to Condensed Consolidated Financial Statements - July 3, 1998


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition




PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


SIGNATURE

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                   July 3      September 30
                                                                    1998           1997
                                                                 ---------     ------------
ASSETS                                                          (Unaudited)          *
CURRENT ASSETS:
Cash and equivalents                                             $   8,739      $   5,407
Accounts receivable, net                                            39,856         35,977
Inventories                                                         30,997         27,198
Income tax receivable                                                   --          1,130
Deferred income taxes                                                  876            784
                                                                 ---------      ---------
                                                                    80,468         70,496

PROPERTY AND EQUIPMENT, at cost                                     31,105         29,231
Less accumulated depreciation                                      (15,622)       (13,004)
                                                                 ---------      ---------
                                                                    15,483         16,227
GOODWILL, less accumulated amortization of $1,847 and $1,134        12,500         12,794
OTHER ASSETS                                                         1,110            976
                                                                 ---------      ---------
TOTAL ASSETS                                                     $ 109,561      $ 100,493
                                                                 =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                 $   7,582      $   7,413
Accrued liabilities                                                 13,579         13,278
Customers' advances                                                  5,050          3,139
Current portion of long-term debt                                      643          1,082
                                                                 ---------      ---------
                                                                    26,854         24,912
LONG-TERM DEBT - less current portion                                  282            988
DEFERRED INCOME TAXES                                                1,167          1,103
COMMITMENTS AND CONTINGENCIES                                           --             --

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value, 20,000,000 shares authorized,
  5,235,751 shares issued                                              524            524
Capital in excess of par value                                      35,061         35,107
Retained earnings                                                   47,440         40,033
Treasury stock, at cost, 123,863 shares and 148,813 shares          (1,521)        (1,828)
Translation adjustment                                                (246)          (346)
                                                                 ---------      ---------
                                                                    81,258         73,490
                                                                 ---------      ---------
TOTAL LIABILITIES AND EQUITY                                     $ 109,561      $ 100,493
                                                                 =========      =========

* The balance sheet at September 30, 1997 has been taken from audited financial statements at that date and condensed.

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                       Three  Months Ended
                                                     July 3             June 27
                                                      1998               1997
                                                    --------           --------
SALES                                               $ 35,603           $ 23,266

COSTS AND EXPENSES:
Cost of sales                                         25,877             16,640
Research and development                               1,405                964
Marketing                                              1,706              1,181
General and administrative                             3,070              1,929
                                                    --------           --------
                                                      32,058             20,714
                                                    --------           --------

OPERATING INCOME                                       3,545              2,552

OTHER INCOME (EXPENSE):
Income from investments                                  117                208
Interest expense                                         (18)               (36)
                                                    --------           --------
INCOME BEFORE INCOME TAXES                             3,644              2,724

Provision for income taxes                             1,037                863
                                                    --------           --------
NET INCOME                                          $  2,607           $  1,861
                                                    ========           ========

BASIC EARNINGS PER SHARE                            $    .51           $    .41
                                                    ========           ========

DILUTED EARNINGS PER SHARE                          $    .49           $    .38
                                                    ========           ========

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                         Nine Months Ended
                                                     July 3             June 27
                                                      1998               1997
                                                    --------           --------
SALES                                               $ 97,882           $ 63,382

COSTS AND EXPENSES:
Cost of sales                                         69,483             45,431
Research and development                               4,443              2,412
Marketing                                              5,143              3,454
General and administrative                             8,385              5,224
                                                    --------           --------
                                                      87,454             56,521
                                                    --------           --------

OPERATING INCOME                                      10,428              6,861

OTHER INCOME (EXPENSE):
Income from investments                                  324                614
Interest expense                                         (65)               (85)
                                                    --------           --------
INCOME BEFORE INCOME TAXES                            10,687              7,390

Provision for income taxes                             3,280              2,310
                                                    --------           --------
NET INCOME                                          $  7,407           $  5,080
                                                    ========           ========

BASIC EARNINGS PER SHARE                            $   1.45           $   1.13
                                                    ========           ========

DILUTED EARNINGS PER SHARE                          $   1.39           $   1.07
                                                    ========           ========

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                           Nine Months Ended
                                                         July 3         June 27
                                                          1998           1997
                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES                    $  6,090       $    536

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                        (1,874)        (3,425)
Acquisition of TIW Systems, Inc.                              --         (7,621)
                                                        --------       --------
                                                          (1,874)       (11,046)


CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for business purchased in fiscal 1995               (302)          (709)
Proceeds from long-term debt                                  --          2,128
Repayment of debt                                           (843)        (6,945)
Proceeds from exercise of stock options                      261            487
                                                        --------       --------
                                                            (884)        (5,039)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                3,332        (15,549)

CASH AND EQUIVALENTS:
At beginning of period                                     5,407         17,396
                                                        --------       --------
AT END OF PERIOD                                        $  8,739       $  1,847
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

NOTE B - INVENTORIES (IN THOUSANDS)

The components of inventory consist of the following:

                                                      July 3           September 30
                                                       1998                1997
                                                     -------           ------------
Raw Materials                                        $ 8,611             $ 8,844
Work-In-Process                                       16,867              13,626
Finished Goods                                         5,519               4,728
                                                     -------             -------
                                                     $30,997             $27,198
                                                     =======             =======



NOTE C - EARNINGS PER SHARE

Effective October 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding during the third quarter and first nine months of fiscal 1998 were 5,106,000 and 5,100,000, respectively, and during the third quarter and first nine months of fiscal 1997 were 4,595,000 and 4,504,000, respectively.

Diluted earnings per share were computed by dividing net income by the sum of the weighted average number of shares and the number of equivalent shares assumed outstanding under the Company's stock-based compensation plans as follows:

  (in thousands, except per share amounts)                     Third Quarter of
                                                             FY 1998      FY 1997
                                                             -------      -------
Net Income                                                   $2,607       $1,861

Weighted average number of shares outstanding                 5,106        4,595
Effect of options assumed exercised                             227          257
                                                             ------       ------

   Total                                                      5,333        4,852

Diluted earnings per share                                   $  .49       $  .38
                                                             ======       ======

                                                             First Nine Months of
                                                             FY 1998      FY 1997
                                                             -------      -------
Net Income                                                   $7,407       $5,080

Weighted average number of shares outstanding                 5,100        4,504
Effect of options assumed exercised                             227          237
                                                             ------       ------

   Total                                                      5,327        4,741

Diluted earnings per share                                   $ 1.39       $ 1.07
                                                             ======       ======


NOTE D - ACQUISITION

Effective June 11, 1997, the Company acquired all of the outstanding common stock of TIW Systems, Inc. headquartered in Santa Clara, California by purchase. The following unaudited pro forma information presents the consolidated results of operations as if the acquisition had occurred on October 1, 1996.

  (in thousands, except per share amounts)                         Nine Months Ended
                                                                     June 27, 1997
                                                                   -----------------
Sales                                                                 $   86,512
Net Income                                                                 2,943
Basic earnings per share                                                     .59
Diluted earnings per share                                                   .56

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Sales increased by 53 percent and 54 percent in the quarter and nine months ended July 3, 1998, respectively, compared to the same periods one year earlier. The increased sales volume is largely attributable to the acquisition of TIW (i.e. TIW's operating results are included in fiscal 1997 from June 11, 1997 forward).

Research and development expenditures increased to $1.4 million for a 46 percent increase over the prior year's third quarter and to $4.4 million for an 84 percent increase over the first nine months of fiscal 1997, mainly due to the acquisition of TIW.

The total of general & administrative and marketing expenses incurred during fiscal 1998's third quarter of $4.8 million, increased $1.7 million or 54 percent from the comparable period and were $13.5 million during the first nine months of fiscal 1998 which was $4.9 million or 56 percent more than the same period one year ago principally due to the acquisition of TIW. When expressed as a percentage of sales, however, these expenses remained essentially constant.

Income from investments declined by $91,000 or 44 percent and $290,000 or 47 percent in the third quarter and first nine months of fiscal 1998, respectively, compared to the same periods last year as the average cash balances available for investment purposes in fiscal 1998 were significantly lower than fiscal 1997's cash balances.

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

FINANCIAL CONDITION

Since September 30, 1997, operating activities generated $6.1 million of cash mainly due to record high net income. During this period the Company invested $1.9 million in property and equipment additions.

Financing activities consumed $.9 million during the first nine months of fiscal 1998 as the Company repaid the $.5 million bank note which was scheduled to mature in November 2000.

Management believes that forecasted cash flows combined with the Company's favorable financial condition and available credit lines, will be sufficient to fund operations over the foreseeable future. The Company is not aware of any demands which are likely to affect liquidity in an adverse manner.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1    Financial Data Schedule
                  July 3, 1998

          27.2    Restated Financial Data Schedule
                  September 30, 1997

          27.3    Restated Financial Data Schedule
                  June 27, 1997

          27.4    Restated Financial Data Schedule
                  March 28, 1997

          27.5    Restated Financial Data Schedule
                  December 27, 1996

          27.6    Restated Financial Data Schedule
                  September 30, 1996

          27.7    Restated Financial Data Schedule
                  June 28, 1996

          27.8    Restated Financial Data Schedule
                  March 29, 1996

          27.9    Restated Financial Data Schedule
                  December 29, 1995



     (b)  Form 8-K:

          The Company filed no reports on Form 8-K and none were required to be filed during the three months ended July 3, 1998.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      VERTEX COMMUNICATIONS CORPORATION
                                                (Registrant)





Date:   August 5, 1998                  /s/ James D. Carter
     ----------------------           -----------------------------------
                                      James D. Carter
                                      Vice President and Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
        Exhibits

          27.1    Financial Data Schedule
                  July 3, 1998

          27.2    Restated Financial Data Schedule
                  September 30, 1997

          27.3    Restated Financial Data Schedule
                  June 27, 1997

          27.4    Restated Financial Data Schedule
                  March 28, 1997

          27.5    Restated Financial Data Schedule
                  December 27, 1996

          27.6    Restated Financial Data Schedule
                  September 30, 1996

          27.7    Restated Financial Data Schedule
                  June 28, 1996

          27.8    Restated Financial Data Schedule
                  March 29, 1996

          27.9    Restated Financial Data Schedule
                  December 29, 1995

