Form 10-K405
period 1998-09-30
VERTEX COMMUNICATIONS CORP /TX/
filed 1998-12-21
CIK 780416

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 30, 1998, 5,099,878 shares of the Registrant's Common Stock, $.10 par value, were outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates based on the closing sales price on October 30, 1998, as reported by The Nasdaq Stock Market (National Market System), was approximately $72,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1998, are incorporated by reference into Items 5, 6, 7, 7A, and 8 under Part II and Item 14 of Part IV hereof.

Portions of the Registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 1999 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, and 13 under
Part III hereof.

===============================================================================

                        VERTEX COMMUNICATIONS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended September 30, 1998
               ===================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Vertex Communications Corporation (the "Registrant," the "Company" or "Vertex") designs, develops, manufactures, markets and supports an extensive line of precision products for satellite and deep space communications applications. These products include sophisticated earth station antennas ranging in size from 1.2 to 34 meters in diameter (which operate in various relevant frequency bands, including L-, C-, X-, Ku- and Ka-bands, and are available for commercial and military applications), integrated communications network systems, and optical and radio telescopes. The Company also manufactures state- of-the-art control systems designed to manage and monitor the operation, guidance, tracking and telemetry capabilities of communications network systems as well as individual antennas, related electronic components used to amplify radio frequency ("RF") signals, and precision waveguide components for application as component parts of communications systems. The Company also provides custom engineering, turnkey field installation, site testing and after-sale and maintenance services, and spare and replacement parts in support of its products.

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

         The Company was organized pursuant to Texas law in 1984. The Company's wholly-owned subsidiaries include: Vertex Satcom Systems, Inc. (formerly known as TIW Systems, Inc.), a Nevada corporation headquartered in Santa Clara, California; Vertex Antenna Systems, LLC (formerly a division of TIW Systems, Inc.), a Nevada limited liability company with its principal office in Santa Clara, California; Vertex Microwave Products, Inc. (formerly known as Gamma-f Corp.), a Nevada corporation headquartered in Torrance, California; Vertex Electronic Products, Inc. (formerly known as Maxtech, Inc.), a Pennsylvania corporation which is located in State College, Pennsylvania; Vertex Antennentechnik GmbH, a corporation organized pursuant to the laws of the Federal Republic of Germany, with its headquarters in Duisburg, Germany; Vertex Foreign Sales Corporation, organized pursuant to the laws of The Virgin Islands, with its office in St. Thomas, The Virgin Islands; and Vertex International, Ltd., formed under the laws of England. As used herein, the terms the "Registrant," the "Company," and "Vertex" refer to Vertex Communications Corporation and its wholly-owned subsidiaries, unless otherwise indicated. The Company's principal executive offices are located at 2600 North Longview Street, Kilgore, Texas 75662; its telephone number is (903) 984-0555; and its website on the Internet is: www.vertexcomm.com.


SATELLITE COMMUNICATIONS EQUIPMENT INDUSTRY

         Market demand for transmission and reception capacity to support high-speed voice, video, and data communications has continued to generate significant demand for additional satellite communications network systems and related earth station equipment. Communications satellites, once placed in orbit above the earth, relay microwave radio signals from one or more earth stations to one or more other earth stations at various geographical locations. The primary function of an earth station is to transmit or receive a microwave radio signal via satellite in order to efficiently facilitate the telecommunications process. Telecommunication is the process of communication through electronic means such as radio, telegraph, television, and computer. Each earth station is interconnected to a local communications network which distributes and/or collects the desired information to or from the users of such information. A typical earth station consists of several components, including an antenna and associated electronic components, some of which amplify RF signals and others that control and manage the movement, monitoring and tracking capabilities of the antenna.

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

         INTERNATIONAL OPERATIONS. Continuing and emerging demands have created the need for substantial investment in telecommunications infrastructures in many international markets. The Company believes that significant opportunities exist in the market for satellite communications equipment and associated products outside of the United States. The Company adapts its product development, marketing and distribution strategies to comply with the unique requirements of specific international markets. While recent depressed economic developments in certain international markets indicate that the Company's international sales volume may suffer during the near term, the Company expects this trend to return to a more normal growth pattern as these economic conditions improve or stabilize by fiscal year 2000.

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

         The Company's operating divisions and subsidiaries include Vertex Antenna Products Division ("VAPD"), Vertex Satcom Systems, Inc. ("VSSI"), Vertex Antenna Systems, LLC ("VAS"), Vertex Microwave Products, Inc. ("VMPI"), Vertex Electronic Products, Inc. ("VEPI"), Vertex Control Systems Division ("VCSD"), Vertex Special Projects Division ("VSPD") and Vertex Antennentechnik GmbH ("VA"). These Vertex business units design, develop, manufacture and market the respective products described below.

         Vertex Antenna Products Division. VAPD, the Company's largest operating unit, designs, develops and manufactures RF satellite earth station antennas ranging in size from 1.2 to 34 meters in diameter, RF feed components, and related products with emphasis in the L-, S-, C-, X-, Ku- and Ka-band frequency ranges for applications in the domestic, international and military radio communications frequencies. VAPD also offers custom and unique research and development solutions for electrical, civil, structural and mechanical engineering-specific satellite communications projects.

         Vertex Satcom Systems, Inc. VSSI designs, manufactures and markets telecommunications network systems and related RF, intermediate frequency and baseband equipment used in satellite communications, including a complete line of satellite-based communications networking products which facilitate voice and data communications. These products include earth station telemetry tracking, command and monitoring ("TTC&M") equipment, frequency conversion products and digital communications products, including Time Division Multiple Access ("TDMA") and Single Channel Per Carrier ("SCPC") modems and voice and data channel processing equipment which provide multimedia transmission services via satellite. To address the most prominent evolving segment of the very small aperture terminal ("VSAT") market, VSSI has developed its FlexiDAMA ("Demand Assigned Multiple Access") communications network system, with sophisticated network management, switching and Global Positioning Satellite-based frequency and network coordination capabilities for applications in thin-route voice networks, medium- and high-capacity networks and low-rate video conferencing networks. The Company believes the combination of offering VSSI's TDMA, SCPC and DAMA modem technologies with broad signaling standard compatibility qualities provides a competitive advantage in marketing its network systems, which include comprehensive voice, data and video networking capabilities, to customers around the world.

         Vertex Antenna Systems, LLC. VAS designs, manufactures and markets large full-motion, steerable parabolic antenna systems, precision major path earth station antennas, associated equipment and related components utilized in satellite communications; deep space network systems; telemetry, tracking, command and monitoring of satellites; radar applications; and optical and radio telescopes for deep space communications. VAS also provides custom design support for special tracking systems, including design, testing and hardware for application in earth station antenna RF subsystems; and integrates customer-supplied baseband equipment with its products.

         Vertex Microwave Products, Inc. Through this subsidiary, the Company designs and manufactures precision microwave components for applications in the telecommunications, space and defense industries. VMPI's products include a variety of standard antenna feed components as well as custom designed and fabricated RF components. Additionally, a standard product line of filters, diplexers, ortho-mode transducers, polarizers, and RF feed subsystems addresses market requirements for S-band through Q-band frequencies. These products are sold directly to end users and suppliers who integrate such products with other components in telecommunications systems. The Company also utilizes these products as component parts of certain of its antenna products.

         Vertex Electronic Products, Inc. Through VEPI, the Company designs and manufactures a variety of solid-state power amplifiers (SSPAs), low-noise amplifiers (LNAs), line drivers, redundant amplifier systems and other related high-performance products used in telecommunications systems.

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

         Vertex Antennentechnik GmbH. Through this subsidiary, headquartered in Duisburg, Germany, the Company designs and supplies products which complement its existing broad line of antenna products, such as precision antenna reflectors, multi-axis pedestals (antenna support structures), controller drive systems, radio telescopes, and optical telescopes. VA performs highly technical antenna engineering designs for applications in the academic institution, governmental, and radio telescope markets, and is a dominant supplier in Europe of superior quality RF antennas and radio telescopes. Additionally, VA , VAPD, and VAS frequently cooperate to combine the technical expertise of the three Vertex groups in the field of high-precision telescope equipment.

         Vertex Special Projects Division. This division of the Company is newly organized to enhance opportunities to adapt and utilize the Company's existing products and services primarily for applications pursuant to contracts with the
U. S. Government or its agencies or as subcontractor for government-related projects. While there can be no assurance that VSPD will be successful, sales generated by this division are expected to partially offset the impact of declining foreign sales in fiscal 1999.

         CUSTOM ENGINEERING. The Company relies upon its engineering experience and expertise to provide its customers with custom-engineered products that are not otherwise readily available in the marketplace. Management believes this capability is a significant attribute that distinguishes the Company from its competitors.

         CUSTOMER SERVICES. In addition to the manufacture and supply of a broad line of telecommunications products, systems, subsystems and related products, the Company also offers a wide range of related services, including consulting; design and configuration; turnkey field installation; site testing and performance analysis; and after-sale maintenance services.

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

         Sales in Western Europe were 14%, 14%, and 19%, of total sales in fiscal 1998, 1997, and 1996, respectively. Sales in the Middle East were 10% of total sales in fiscal 1996. Sales in Asian countries were 20%, 21%, and 18%, of total sales in fiscal 1998, 1997, and 1996, respectively. Export sales were 59%, 56%, and 59%, of total sales in fiscal 1998, 1997, and 1996, respectively.

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

         The Company sells its products throughout the world to many customers. No single customer accounted for 10% or more of the Company's total sales in fiscal 1998 or fiscal 1997. Sales to GTE Corporation were 12% of total sales in fiscal 1996.

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


FOREIGN OPERATIONS

         The Company's foreign operations are conducted through its wholly-owned German subsidiary, Vertex Antennentechnik GmbH, located in Duisburg, Germany. Financial information relating to these foreign operations for the past three years is shown below:


                                                                                        (In thousands)

                                                                               1998         1997         1996
                                                                              ------       ------       ------
             Sales to Unaffiliated Customers  .............................   $9,403       $5,881       $3,918
             Transfers between Geographic Areas  ..........................       --          106        1,360
             Operating Income (Loss)  .....................................      577           91         (306)
             Identifiable Assets ..........................................    5,933        4,034        3,703


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

PRODUCT DEVELOPMENT

         The Company's product research and development efforts are directed primarily toward development, design, engineering, and implementation activities rather than pure research. These activities are generally undertaken in response to specific customer requests or anticipated requirements of the U. S. Government for programs that have been identified by the Company. Funding for these activities is derived from internally generated sources and customers. For the years 1998, 1997, and 1996, the Company expended $5,968,000, $3,775,000, and
$3,217,000, respectively, on research and development. Costs associated with product development work funded by customers are included in the Company's cost of sales and the related revenues are included in sales. The Company strives to continually upgrade its existing products and develop new products to meet changing customer requirements and to keep pace with evolving technology in the industry.

COMPETITION

         The Company experiences substantial competition from a number of established companies which provide a broad range of products to the satellite communications equipment market, including Andrew Corporation, Radiation Systems, Inc., Nippon Electronic Company, and Scientific-Atlanta, Inc. Certain of these companies have substantially greater financial and personnel resources than those available to the Company. The Company's products may not be proprietary or patentable, and may be subject to duplication and exploitation by its competitors. Although many of these competitors offer satellite communications products which are among the types or sizes produced by the Company, the Company believes that no single competitor offers the diversity of satellite communications products produced by the Company.

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

BACKLOG AND SEASONALITY

         At October 30, 1998 and 1997, the Company's backlog of unfilled orders believed to be firm was approximately $74 million and $73 million, respectively. The backlog of unfilled orders at October 30, 1998, included approximately $15 million of contracts with the U. S. Government. As is customary, these contracts include provisions which allow for cancellation at the convenience of the Government or prime contractor. Upon exercise of these provisions, the Company would be entitled to reimbursement of costs incurred and a pro rata share of profit. The Company has never received a cancellation of a material government contract and believes no such event is threatened. The Company expects that a substantial portion of the October 30, 1998 backlog will be completed and delivered in fiscal year 1999.

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

EMPLOYEES

         As of October 30, 1998, the Company employed 837 full-time employees.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         From time to time, the Company may publish, verbally or in written form, forward-looking statements relating to such matters as anticipated sales levels, anticipated financial performance, business prospects, technological developments, new products, anticipated liquidity and capital requirements, the effects of year 2000 compliance requirements, research and development activities, the results of legal proceedings and similar matters. This Annual Report on Form 10-K (or any other periodic reporting documents required of the Company) may contain forward-looking statements reflecting the current views of the Company concerning potential future events or developments, including statements in this Item and below in Item 3 in "Legal Proceedings", in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Item 7A in "Quantitative and Qualitative Disclosures About Market Risk." Such statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which provide a "safe harbor" for such statements. These cautionary statements are being made pursuant to the applicable provisions of the cited securities laws and with the intention of obtaining the benefits of such "safe harbor" provisions. In order to comply with the terms of the "safe harbor", the Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

         Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized, or if substantially realized, that such results or developments will have the expected effects on the Company's business operations. The risks and uncertainties which may effect the operations, performance, development, and results of the Company's business include, but are not limited to, the following: general economic conditions, including the impact of changing economic conditions (including, but not limited to, the continued weak economic conditions in certain international markets); fluctuation of foreign currency exchange rates; changes in capital spending plans of certain international customers; uncertainties inherent in international operations; uncertainties relating to customer plans and commitments; rapid or unexpected technological changes; product demand and industry capacity; product development; the highly competitive environment in which the Company operates; market acceptance of new products; manufacturing efficiencies; availability of certain raw materials; domestic and foreign government regulatory policies and spending; rising costs and availability of certain components; and reliance by the Company and its suppliers on software programs that may not be year 2000 compliant and year 2000 problems that may exist in products currently or historically sold to customers of the Company.

         The words "believe," "expect," "anticipate," "project," "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES.

         The Company owns and maintains executive and administrative offices, manufacturing facilities, and a product testing site at its headquarters at 2600 North Longview Street, Kilgore, Texas, and owns or leases certain facilities at other locations. The following is a listing of the properties owned or leased by Vertex and its subsidiaries as of October 30, 1998.


                                                                    APPROXIMATE AREA        OWNED
LOCATION                  PRINCIPAL USE                              IN SQUARE FEET         OR LEASED
--------                  -------------                             ----------------        ---------

Kilgore, Texas            Executive, administrative,                   231,000 on           Owned in fee
                          engineering, and manufacturing            55 acres of land

Kilgore, Texas            Manufacturing                                 33,000 on           Owned in fee
                                                                     1 acre of land
Longview, Texas           Administrative, engineering, and               30,000             Leased to October 1999
                          manufacturing

Santa Clara, California   Administrative, engineering, and               83,000             Leased to December 2003
                          manufacturing

Torrance, California      Administrative, engineering, and               37,000*            Leased to June 2002
                          manufacturing

Albuquerque,              Administrative and manufacturing              27,000 on           Owned in fee
  New Mexico                                                        17 acres of land

Chantilly, Virginia       Fabrication                                     9,000             Leased to March 2001

Nepean, Ontario,          Fabrication                                     5,000             Leased to February 2002
  Canada

State College,            Administrative, engineering, and               20,000             Leased to March 2000
  Pennsylvania            manufacturing

Duisburg, Germany         Administrative and engineering                  8,000             Leased to February 1999


                                                                    APPROXIMATE AREA        OWNED
LOCATION                  PRINCIPAL USE                              IN SQUARE FEET         OR LEASED
--------                  -------------                             ----------------        ---------

Singapore                 Administrative                             Less than 1,000        Leased to September 1999

Dallas, Texas             Administrative and engineering                  2,000             Leased to February 1999

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

                                     PART II

         The information required by Items 5 through 8, inclusive, of this report is contained in the Registrant's Annual Report to Shareholders for its fiscal year ended September 30, 1998 (the "1998 Annual Report"), selected portions of which are incorporated herein by reference, as described below. With the exception of the material incorporated by reference herein, the 1998 Annual Report is not deemed filed as a part of this Annual Report on Form 10-K.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information appearing under the caption "Market for Common Stock" on page 28 of the 1998 Annual Report is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information appearing in the "Selected Financial Data" table on page 1 of the 1998 Annual Report is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 16 of the 1998 Annual Report is hereby incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         While the Company's general policy is to sell its products and services originating in the United States in the U.S. dollar currency, the Company may, from time to time, be subject to certain market risks, including foreign currency exchange rate fluctuations relating to certain sales contracts with foreign customers where payment is made in foreign currency. In the normal course of business, the Company assesses these risks and has established policies and procedures to manage its exposure to fluctuations in foreign currency values. The Company's objective of managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates for certain selected contracts with foreign customers. Accordingly, the Company utilizes foreign currency forward contracts to hedge its exposure on firm commitments denominated in foreign currency.

         Additional information responsive to this item is contained under the subtitle "Financial Market Risks" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 15 of the 1998 Annual Report and is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements of Vertex Communications Corporation and Subsidiaries and Notes thereto, appearing on pages 17 through 27, inclusive, together with the Report of Arthur Andersen LLP, Independent Public Accountants, thereon, appearing on page 28 of the 1998 Annual Report, are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         The information regarding directors of the Registrant in response to
Item 7 of Schedule 14A promulgated pursuant to the Exchange Act, which will appear in the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1999 Annual Meeting of Shareholders, is hereby incorporated herein by reference.

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


                                                                                                       SERVED AS
                                                                                                       EXECUTIVE
               NAME                       AGE                      POSITION(S)*                      OFFICER SINCE
               ----                       ---                      -----------                       -------------

J. Rex Vardeman......................     59                 Chairman Of The Board,                  October, 1984
                                                     President, Chief Executive Officer And
                                                                    Director

A. Don Branum........................     61            Senior Vice President, Assistant             October, 1984
                                                             Secretary And Director

James D. Carter......................     51           Vice President And Chief Financial            October, 1984
                                                               Officer, Treasurer
                                                                  And Director

Rein Luik ...........................     63           Vice President And Director Of The             June, 1997
                                                                  Company; And
                                                       President, Vertex Electronics Group

Joe A. Ylitalo.......................     52              Secretary And General Counsel             January, 1997

William L. Anton.....................     60                     Vice President                     December, 1984

H. Dean Bunnell......................     51           Vice President Of The Company; And           January, 1995
                                                     President And Chief Executive Officer,
                                                        Vertex Electronic Products, Inc.

Manfred Stupnik .....................     55           Vice President Of The Company; And           January, 1995
                                                           President, Vertex Microwave
                                                                 Products, Inc.

Louis E. Becker                           63           Vice President Of The Company; And            October 1998
                                                     President, Vertex Antenna Systems, Llc


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

         A. Don Branum, a co-founder of the company, has served as Senior Vice President, assistant secretary, and a director since its inception in October 1984. He also served as Vice President/General Manager of the Company's Vertex Antenna Products Division from April 1994 to April 1998. Prior to joining the company, Mr. Branum served as Vice President of the Harris Antenna Operations, with responsibility for product marketing. Mr. Branum served as President of Dallas Telecommunications, Inc., A communications marketing and consulting firm which he founded from 1981 through 1984. From 1978 through 1981, Mr. Branum served as Vice President and General Manager of the Satellite Communications Division of Harris, of which the Harris Antenna Operations were a part. Mr. Branum was a co-founder of RMS in 1973 and served as its President and a director until its acquisition by Harris in 1977.

         James D. Carter has served the Company as Vice President and Chief Financial Officer, Treasurer, and a director since its inception in October 1984. Prior to joining the Company, Mr. Carter was employed by Harris as Controller of the Harris Antenna Operations since 1978. For more than six years prior thereto, Mr. Carter was employed by Harris in various accounting positions.

         Rein Luik has served as a director of the Company since August 1997 and as Vice President of the Company since June 1997, immediately following the acquisition of Vertex Satcom Systems, Inc. ("Vertex Satcom"), formerly TIW Systems, Inc., As a wholly-owned subsidiary of the Company. Dr. Luik, a co-founder of Vertex Satcom, has served as President since its inception in 1976 and has continued to serve in that position since its acquisition by the Company. Effective October 1998, Dr. Luik became President of the Vertex Electronics Group. Prior to founding Vertex Satcom, Dr. Luik was employed by the WDL Division of Aeronutronic Ford Corporation from 1962 to 1976, initially as an Engineer and subsequently as Manager of its Antenna Subsystems Engineering Department.

         Joe A. Ylitalo has served as Secretary and General Counsel of the Company since January 1997, prior to which time he was employed as General Counsel to the Company for more than five years.

         William L. Anton has served as Vice President of the Company since October 1984 and as Vice President - Marketing of Vertex Antenna Products division from September 1995 to October 1998. Mr. Anton previously served in the Position of Vice President - International Marketing from October 1987 until September 1995, and as Vice President - Operations from December 1984 through October 1987. From April 1984 through December 1984 and from August 1977 until April 1984, Mr. Anton served as Director of Operations and Program Director, respectively, of the Harris Antenna Operations.

         H. Dean Bunnell has served as Vice President of the Company since January 1995, immediately following the acquisition of Vertex Electronic Products, inc. ("Vepi"), formerly Maxtech, Inc., As a wholly-owned subsidiary of the Company. Mr. Bunnell is a co-founder of VEPI and has served as its President and Chief Executive Officer since its inception in 1989, and has continued to serve in such positions since the Company's acquisition of VEPI.

         Manfred Stupnik has served as Vice President of the Company since January 1995 and as President of Vertex Microwave Products, Inc. ("VMPI"), formerly Gamma-f Corp., A wholly-owned subsidiary of the Company, since 1991. Prior thereto, Mr. Stupnik held positions as Vice President of Operations and Vice President-Commercial Products during his 26 years of continuous tenure with VMPI.

         Louis E. Becker has served as Vice President of the Company since October 1998 and as President of Vertex Antenna Systems, LLC ("VAS"), formerly a Division of TIW SYSTEMS, INC., Since its organization in October 1998 following the acquisition of Vertex Satcom as a wholly-owned subsidiary of the Company. He was a co-founder of Vertex Satcom in 1976, and served continuously as its Executive Vice President until October 1998. Prior to 1976, he was employed by the WDL Division of Aeronutronic Ford Corporation, where he was responsible for managing the Structural/Mechanical Engineering Department.

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

         In addition, Rein Luik and Louis E. Becker, in their capacities as President of Vertex Electronics Group and Vertex Antenna Systems, LLC, respectively, entered into agreements effective as of June 11, 1997, which include the same provisions for a similar term as summarized above as related to their employment in such capacities.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         Based solely on its review of the copies of such report forms received by it with respect to fiscal year 1998, or written representations from certain reporting persons, the Registrant believes that all filing requirements applicable to its directors, officers, and persons who own more than 10% of a registered class of the Registrant's equity securities have been timely complied with in accordance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

         The information regarding executive compensation in response to Item 8 of Schedule 14A which will appear in the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1999 Annual Meeting of Shareholders is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information regarding security ownership of certain beneficial owners and management in response to Item 6 of Schedule 14A which will appear in the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1999 Annual Meeting of Shareholders is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information regarding certain relationships and related transactions in response to Item 7 of Schedule 14A which will appear in the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1999 Annual Meeting of Shareholders is hereby incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


                                                                                                  PAGE IN 1998
(a)1.    CONSOLIDATED FINANCIAL STATEMENTS.                                                      ANNUAL REPORT
                                                                                                 -------------

           Report of Independent Public Accountants.................................................... 28

           Consolidated Income Statements
              For the years ended September 30,
              1998, 1997, and 1996..................................................................... 17

           Consolidated Balance Sheets
              As of September 30, 1998 and 1997........................................................ 18

           Consolidated Statements of Cash Flows
              For the years ended September 30,
              1998, 1997, and 1996..................................................................... 19

           Consolidated Statements of Shareholders' Equity
              For the years ended September 30,
              1998, 1997, and 1996..................................................................... 20

           Notes to Consolidated Financial Statements.................................................. 21


   2.    FINANCIAL STATEMENT SCHEDULES.                                                            PAGE NO.
                                                                                                   --------

           Report of Independent Public Accountants on Schedule....................................... S-1

         SCHEDULE
         --------

           II     - Valuation and Qualifying Accounts..................................................S-2

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

(c)      EXHIBITS.

         The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or are incorporated herein by reference to previous filings noted, as applicable:


        EXHIBIT
        NUMBER                                                DESCRIPTION OF EXHIBIT
        ------                                                ----------------------

        3.1       .......           Restated Articles of Incorporation of the Registrant, as amended by Articles of
                                    Amendment No. 1 and No. 2 thereto, filed as Exhibit 4.1 to the Registrant's
                                    Registration Statement on Form S-3 (File No. 333-53391).

        3.2       .......           Bylaws of the Registrant, as amended by Amendments No. 1 and No. 2 thereto, filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (File
                                    No. 333-53391).

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

        10.4      .......           Second Amendment to the Stock Option Plan for Key Employees - Filed as
                                    Exhibit A to the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1992 Annual Meeting of Shareholders (File No. 0-
                                    15277).

        10.5      .......           1995 Stock Compensation Plan of the Registrant filed as Exhibit A to the
                                    Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1995 Annual Meeting of Shareholders (File No. 0-15277).

        10.6      .......           Outside Directors Stock Option Plan of the Registrant filed as Exhibit B to the
                                    Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1987 Annual Meeting of Shareholders (File No. 0-15277).

        10.7      .......           Executive Employment Agreement, dated November 10, 1994, by and between the Registrant and J. Rex Vardeman, Chairman of the Board, President and Chief
                                    Executive Officer of the Registrant, filed as Exhibit 10.9 to the Registrant's Annual
                                    Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 0-
                                    15277).

        10.8      .......           Executive Employment Agreement, dated November 10, 1994, by and between the Registrant and A. Don Branum, Senior Vice President of the Registrant, filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 0-15277).

        10.9      .......           Executive Employment Agreement, dated November 10, 1994, by and between the Registrant and James D. Carter, Vice President - Finance and Treasurer of
                                    the Registrant, filed as Exhibit 10.11 to the Registrant's Annual Report on Form
                                    10-K for the fiscal year ended September 30, 1994 (File No. 0-15277).


        EXHIBIT
        NUMBER                                                DESCRIPTION OF EXHIBIT
        ------                                                ----------------------

        10.10     .......           Executive Employment Agreements, dated June 11, 1997, by and between TIW
                                    Systems, Inc., a wholly-owned subsidiary of the Registrant, and Rein Luik, President of TIW Systems, Inc. and a Vice President of the Registrant, and Louis E. Becker,
                                    Vice President of TIW Systems, Inc. and a Vice President of the Registrant, filed as Exhibits to the Registrant's Current Report on Form 8-K/A dated June 26, 1997
                                    (Date of Earliest Event Reported: May 9, 1997; File No. 0-15277).

        10.11     .......           Indemnification Agreement, dated October 26, 1994, by and between the Registrant and J. Rex Vardeman; and schedule of other officers and directors of the Registrant, each of whom has entered into a similar agreement with the Registrant, filed as
                                    Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 0-15277).

        10.12     .......           Management Incentive Compensation Plan of the Registrant, as amended and restated
                                    effective October 1, 1995, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 0-15277).

        10.13     .......           Management Incentive Compensation Plan for Divisions of the Registrant, as amended and restated effective October 1, 1995, filed as Exhibit 10.13 to the Registrant's
                                    Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File
                                    No. 0-15277).

        10.14     .......           Management Incentive Compensation Plan of Gamma-f Corp., a wholly-owned subsidiary of the Registrant, as amended and restated effective October 1, 1995, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 0-15277).

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

        10.17     .......           Employee Profit Sharing Bonus Plan of Gamma-f Corp., a wholly-owned subsidiary of the Registrant, as amended and restated effective as of October 1, 1996, filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 0-15277).

        10.18     .......           Management Incentive Compensation Plan of TIW Systems, Inc., a wholly-owned subsidiary of the Registrant, effective as of October 1, 1997, filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September
                                    30, 1997 (File No. 0-15277).

        10.19     .......           Management Incentive Compensation Plan of Vertex-New Mexico, Inc., a wholly-
                                    owned subsidiary of TIW Systems, Inc., effective as of October 1, 1997, filed as
                                    Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 0-15277).

        10.20     .......           Employee Profit Sharing Bonus Plan of Maxtech, Inc., a wholly-owned subsidiary of the Registrant, effective as of October 1, 1997, filed as Exhibit 10.22 to the
                                    Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
                                    1997 (File No. 0-15277).


        EXHIBIT
        NUMBER                                                DESCRIPTION OF EXHIBIT
        ------                                                ----------------------

        10.21     .......           Employee Profit Sharing Bonus Plan of Vertex-New Mexico, Inc., a wholly-owned subsidiary of TIW Systems, Inc., effective as of October 1, 1997, filed as Exhibit
                                    10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                                    September 30, 1997 (File No. 0-15277).

        10.22     .......           Revolving Credit Loan Agreement and related Promissory Note, each dated June 11,
                                    1997, by and between Bank One, Texas, National Association and the Registrant,
                                    filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 0-15277).

        10.23*    .......           Second Amendment to Loan Agreement, dated September 15, 1998, by and between the Registrant and Bank One, Texas, National Association.

        10.24*    .......           First Amendment to the Savings/Profit Sharing Plan of the Registrant, as amended and restated, effective as of October 1, 1998.

        10.25*    .......           Management Incentive Compensation Plan of the Registrant, its Subsidiaries and
                                    its Divisions, as amended and restated, effective as of October 1, 1998.

        10.26*    .......           Employee Profit Sharing Bonus Plan of the Registrant, its Subsidiaries and its
                                    Divisions, as amended and restated, effective as of October 1, 1998.

        13*       .......           Annual Report to Shareholders of the Registrant for the year ended September 30,
                                    1998, to the extent specified in Parts II, III and IV hereof.

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


Dated:  December 21, 1998              Vertex Communications Corporation
                                                (Registrant)



                                       By:      /s/ J. REX VARDEMAN
                                          ------------------------------------
                                                J. Rex Vardeman
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


        SIGNATURE                                    TITLE                                              DATE
        ---------                                    -----                                             ------

/s/ J. REX VARDEMAN                           Chairman of the Board,                              December 21, 1998
----------------------------------------         President, Chief
        J. Rex Vardeman                    Executive Officer (Principal
                                              Executive Officer) and
                                                     Director



/s/ A. DON BRANUM                                    Director                                     December 21, 1998
----------------------------------------
        A. Don Branum



/s/ JAMES D. CARTER                             Vice President and                                December 21, 1998
----------------------------------------      Chief Financial Officer
        James D. Carter                      (Principal Financial and
                                          Accounting Officer), Treasurer
                                                   and Director




/s/ BILL R. WOMBLE                                   Director                                     December 21, 1998
----------------------------------------
        Bill R. Womble



/s/ DONALD E. HEITZMAN, SR.                          Director                                     December 21, 1998
----------------------------------------
    Donald E. Heitzman, Sr.



/s/ JOHN G. FARMER                                   Director                                     December 21, 1998
----------------------------------------
        John G. Farmer




/s/ REIN LUIK                                        Director                                     December 21, 1998
----------------------------------------
        Rein Luik

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                                    SCHEDULE



To the Shareholders of Vertex Communications Corporation:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Vertex Communications Corporation's 1998 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 23, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             Arthur Andersen LLP



Dallas, Texas
October 23, 1998

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES



(In thousands)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                         ADDITIONS
                                                ---------------------------
                             BALANCE AT         CHARGES TO       CHARGES TO                             BALANCE
                             BEGINNING           COST AND          OTHER                                AT END
DESCRIPTION                  OF PERIOD           EXPENSES         ACCOUNTS          DEDUCTIONS          OF PERIOD
-----------                  ---------           --------         --------          ----------          ---------

ALLOWANCE FOR
DOUBTFUL ACCOUNTS

Year Ended 9/30/98            $  1,254          $  (159)         $ --              $   198 (1)            $    897
Year Ended 9/30/97                 268              210            805(4)               29 (1)               1,254
Year Ended 9/30/96                 241               35            --                    8 (1)                 268


ALLOWANCE FOR
INVENTORY OBSOLESCENCE

Year Ended 9/30/98            $  1,453          $   (18)         $ --              $   178 (2)            $  1,257
Year Ended 9/30/97                 771              449            518(4)              285 (2)               1,453
Year Ended 9/30/96                 417              536            --                  182 (2)                 771

ALLOWANCE FOR
WARRANTY CLAIMS

Year Ended 9/30/98            $1,052                   $         1,327   $ --      $ 1,036 (3)            $  1,343
Year Ended 9/30/97                 530              761            200(4)              439 (3)               1,052
Year Ended 9/30/96                 591              343            --                  404 (3)                 530

---------------------------

(1)  Doubtful accounts written off, less recoveries.
(2)  Disposal of obsolete inventory.
(3)  Warranty claims processed.
(4) Beginning balance of allowance account balance brought forward from acquisition of TIW Systems, Inc.

INDEX OF EXHIBITS


Number                       DESCRIPTION
------                       -----------


10.23 Second Amendment to Loan Agreement, dated September 15, 1998, by and between the Registrant and Bank One, Texas, National
               Association.

10.24          First Amendment to the Savings/Profit Sharing Plan of the
               Registrant, as amended and restated, effective as of October 1, 1998.

10.25          Management Incentive Compensation Plan of the Registrant, its
               Subsidiaries and its Divisions, as amended and restated, effective as of October 1, 1998.

10.26          Employee Profit Sharing Bonus Plan of the Registrant, its
               Subsidiaries and its Divisions, as amended and restated, effective as of October 1, 1998.

13 Annual Report to Shareholders of the Registrant for the year ended September 30, 1998, to the extent specified in Parts II, III and IV hereof.

21             Subsidiaries of the Registrant.

23             Consent of Independent Public Accountants.

27             Financial Data Schedule.