Form 10-Q
period 1999-01-01
VERTEX COMMUNICATIONS CORP /TX/
filed 1999-02-03
CIK 780416

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 1, 1999

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

AS OF JANUARY 1, 1999, THERE WERE 5,100,578 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK $.10 PAR VALUE.


================================================================================

                        VERTEX COMMUNICATIONS CORPORATION
                         TABLE OF CONTENTS TO FORM 10-Q
                   FOR THE THREE MONTHS ENDED JANUARY 1, 1999



PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements - (Unaudited)

             Condensed Consolidated Balance Sheets - January 1, 1999 and September 30, 1998

             Condensed Consolidated Statements of Income - Three months ended January 1, 1999 and January 2, 1998

             Condensed Consolidated Statements of Cash Flows - Three months ended January 1, 1999 and January 2, 1998

             Notes to Condensed Consolidated Financial Statements - January 1, 1999

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 3.      Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K


SIGNATURE

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                      JANUARY 1, 1999        SEPTEMBER 30, 1998
                                                                      ---------------        ------------------
ASSETS                                                                   (Unaudited)                 *
CURRENT ASSETS:
Cash and equivalents                                                     $   6,728               $  11,239
Accounts receivable, net                                                    40,913                  39,239
Inventories                                                                 31,842                  30,946
Deferred income taxes                                                          251                     270
                                                                         ---------               ---------
                                                                            79,734                  81,694

PROPERTY AND EQUIPMENT, AT COST                                             32,795                  32,033
Less accumulated depreciation                                              (17,240)                (16,560)
                                                                         ---------               ---------
                                                                            15,555                  15,473
GOODWILL, less accumulated amortization of $2,312 and $2,063                12,495                  12,744
OTHER ASSETS                                                                   807                     860
                                                                         ---------               ---------
TOTAL ASSETS                                                             $ 108,591               $ 110,771
                                                                         =========               =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                         $   6,391               $   5,987
Accrued liabilities                                                         11,074                  15,729
Customers' advances                                                          3,915                   3,286
Current portion of long-term debt                                              159                     674
                                                                         ---------               ---------
                                                                            21,539                  25,676
LONG-TERM DEBT - less current portion                                           56                      59
DEFERRED INCOME TAXES                                                          826                     826
COMMITMENTS AND CONTINGENCIES                                                   --                      --

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value, 20,000,000 shares authorized,
  5,235,751 shares issued                                                      524                     524
Capital in excess of par value                                              35,000                  35,030
Retained earnings                                                           52,440                  50,119
Treasury stock, at cost, 135,173 shares and 118,073 shares                  (1,825)                 (1,491)
Translation adjustment                                                          31                      28
                                                                         ---------               ---------
                                                                            86,170                  84,210
                                                                         ---------               ---------

TOTAL LIABILITIES AND EQUITY                                             $ 108,591               $ 110,771
                                                                         =========               =========

* The balance sheet at September 30, 1998 has been taken from audited financial statements at that date and condensed.

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)


                                                                                THREE MONTHS ENDED
                                                                     JANUARY 1, 1999            JANUARY 2, 1998
                                                                     ---------------            ---------------
SALES                                                                    $32,005                     $30,779

COSTS AND EXPENSES:
Cost of sales                                                             22,494                      21,660
Research and development                                                   1,305                       1,440
Marketing                                                                  2,606                       1,669
General and administrative                                                 2,433                       2,588
                                                                         -------                     -------
                                                                          28,838                      27,357
                                                                         -------                     -------

OPERATING INCOME                                                           3,167                       3,422

OTHER INCOME (EXPENSE):
Income from investments                                                       99                          77
Interest expense                                                             (40)                        (31)
                                                                         -------                     -------
INCOME BEFORE INCOME TAXES                                                 3,226                       3,468

Provision for income taxes                                                   905                       1,115
                                                                         -------                     -------
NET INCOME                                                               $ 2,321                     $ 2,353
                                                                         =======                     =======


EARNINGS PER SHARE
   Basic                                                                 $  .46                      $  .46
   Diluted                                                                  .44                         .44
                                                                         =======                     =======

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING
   Basic                                                                   5,101                       5,090
   Diluted                                                                 5,269                       5,314
                                                                         =======                     =======

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                                           THREE MONTHS ENDED
                                                                   JANUARY 1, 1999      JANUARY 2, 1998
                                                                   ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                                  $ (1,988)            $  3,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                        (762)                (672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for business purchased in fiscal 1995                           (1,181)                (302)
Purchase of treasury stock                                                (401)                  --
Repayment of debt                                                         (216)                (585)
Proceeds from exercise of stock options                                     37                   88
                                                                      --------             --------
                                                                        (1,761)                (799)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             (4,511)               1,658

CASH AND EQUIVALENTS:
At beginning of period                                                  11,239                5,407
                                                                      --------             --------
At end of period                                                      $  6,728             $  7,065
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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

NOTE B - INVENTORIES (IN THOUSANDS)

The components of inventory consist of the following:

                              January 1      September 30
                                 1999             1998
                              ---------      ------------
Raw Materials                 $10,045          $ 8,638
Work-In-Process                16,269           15,427
Finished Goods                  5,528            6,881
                              -------          -------
                              $31,842          $30,946
                              =======          =======

NOTE C - ACCOUNTS RECEIVABLE (IN THOUSANDS)

Accounts Receivable were comprised of the following items:

                                           January 1            September 30
                                             1999                   1998
                                           ---------            ------------
Accounts Receivable - Customers             $25,657               $24,987
Unbilled costs and related profits           15,256                14,252
                                            --------              --------
                                            $40,913               $39,239
                                            =======               =======

NOTE D - EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share were computed by dividing net income by the sum of the weighted average number of shares outstanding and the number of equivalent shares assumed outstanding under the Company's stock-based compensation plans. The number of equivalent shares assumed outstanding were 168,000 and 224,000 during the first quarter of fiscal 1999 and 1998, respectively.


NOTE E - COMPREHENSIVE INCOME (IN THOUSANDS)

In October, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This new accounting standard establishes standards for reporting and the display of "comprehensive income" which, for the Company, is the total of net income and foreign currency translation adjustments. Comprehensive income for the periods presented was as follows:

                                                                  Three Months Ended
                                                               January 1          January 2
                                                                  1999              1998
                                                               ---------          ---------
Net income                                                       $2,321             $2,353
Foreign currency translation adjustment                               3                 (9)
                                                                 ------             ------
     Comprehensive income                                        $2,324             $2,344
                                                                 ======             ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Sales in the first quarter of fiscal 1999 of $32 million increased by 4 percent over the comparable quarter despite the somewhat volatile foreign telecommunications market. New orders received of $32.6 million were 12 percent below the comparable quarter of fiscal 1998. Management believes this shortfall in orders is an indication of the current depressed overseas business environment but long-term prospects and predications are favorable.

Cost of sales when expressed as a percent of sales remained essentially flat during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Early in fiscal 1999 management reduced the sales price of certain products in order to maintain volume. In addition, a cost reduction program was implemented to compensate for the loss in profit margins.

Research and development expenditures of $1.3 million declined by 9 percent as compared to the same quarter last year mainly as a result of the reassignment of certain engineering personnel.

The total of general & administrative and marketing expenses incurred during fiscal 1999's first quarter of $5 million, increased $.8 million or 18 percent over the comparable period. This higher spending reflects the incremental costs associated with the new U. S. operating division that was organized near the end of fiscal 1998 and the movement of expenses related to employees who were transferred from engineering in order to enhance the Company's marketing efforts.

The effective tax rate for fiscal 1999 is lower than the prescribed statutory rates principally due to tax incentives available from export shipments.


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


FINANCIAL CONDITION

Operating activities during the quarter ended January 1, 1999 consumed $2 million in cash primarily due to the growth in inventories and accounts receivable.

Financing activities in the first quarter of fiscal 1999 included a $1.2 million final payment to the selling shareholders of Maxtech Inc. in accordance with the 1995 purchase agreement and $.4 million was used to repurchase 22,100 shares of the Company's common stock from the public market.

Since September 30, 1998, the balance of cash and equivalents declined by $4.5 million and stood at $6.7 million to end the first quarter of fiscal 1999.

Management believes that forecasted cash flows combined with the Company's favorable financial condition and available credit lines, will be sufficient to fund operations over the foreseeable future. The Company is not aware of any demands which are likely to affect liquidity in an adverse manner.


YEAR 2000 COMPLIANCE

The Company has and is currently assessing and correcting the potential impact of the problem with computer software programs, operating systems, and equipment containing computer processing chips that are unable to properly interpret the upcoming calendar year 2000 and beyond. As this problem pertains to internal concerns, this process has involved identification, review, testing, and updating or replacing, in-house systems and equipment, beginning with the most significant through the least important. The costs associated with these efforts have not been material and additional costs not yet incurred are expected to be immaterial to the Company.

Management believes that the Company's significant systems and equipment that can be affected by improperly recognizing the date of the year 2000 and beyond are capable of operating properly and are year 2000 date compliant.

A substantial portion of the Company's products sold over the past years and those products currently being offered for sale are earth station antennas which include drive motors, feed assemblies, and other mechanical components. The function of these products is not directly affected by the changing of a calendar date. Certain other of the Company's products, such as antenna controllers, operate by the use of embedded software and vendor-supplied electronic components that may be date sensitive. The majority of these products were designed so that the calendar date changing to 2000 and beyond will not hinder or affect their performance. There are, however, a limited number of products sold in prior years that could be affected by the year 2000 problem. The Company is in the process of contacting such customers and now offers an upgrade package to properly recognize the date and remedy the problem.

In order to ascertain the full potential impact the Company plans to distribute, collect, and evaluate questionnaires it sends to certain customers, suppliers, and other third parties whose lack of readiness as related to year 2000 compliance could have a material adverse effect on the Company or its products. Until this effort is substantially complete, the Company will be unable to completely assess its year 2000 risks. The Company has begun to develop a year 2000 contingency plan and expects such plan to be completed by the end of the second quarter of fiscal 1999.

The foregoing discussion regarding year 2000 compliance, the Company's assessment, and the Company's state of readiness represent management's best estimate as to the reasonable steps it has taken and should take to achieve year 2000 compliance and minimize or eliminate possible related disruptions to operations. However, there can be no assurance that management's assessment of the risks and potential problems is accurate, or that its actions and planned actions will timely resolve the problems inherent with year 2000 compliance. Therefore, the Company cannot be assured that the year 2000 problem will not materially affect operations or perhaps expose the Company to third party liability.

Certain of the preceding statements related to year 2000 compliance issues are forward-looking and actual results could vary significantly from the Company's planned and anticipated results. The Company is relying on analyses and recommendations of informed employees and third parties in making the above forward-looking statements, which may prove to be inadequate or incomplete.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains two foreign sales offices and operates a foreign subsidiary which are subject to the effects of fluctuations in foreign currency exchange rates. The sales offices are located in England and Singapore. Should the British pound currency or the Singapore dollar currency as related to the U.S. dollar turn materially unfavorable, the Company's marketing expenses could increase accordingly.

The Company's operations located in Duisburg, Germany involve a complete operating entity. Daily operations (sales, costs and expenses, and income taxes) are conducted in its functional currency, the German mark. Should this currency as related to the U.S. dollar change in a material adverse manner, consolidated results of operations could be materially impacted. In addition, to the extent taxable income is generated by the German operations, the consolidated effective tax rate can be unfavorably impacted. The German statutory tax rate is approximately 50 percent compared to the present U.S. statutory tax rate of 34 percent on taxable income up to $10 million.

The Company's general policy is to sell products manufactured or supplied by its domestic operations in the U.S. dollar currency. Products supplied by its German operations are sold in its functional currency. The Company has one sales contract that will be performed by a domestic subsidiary where payment will be made in the European Currency Unit. The Company has in place a forward exchange hedge contract equal to approximately U.S. $.7 million. The hedge contract should minimize exposure to an unfavorable foreign currency rate change. Should the exchange rate between the currencies suffer an adverse change of 10 percent, the effect on net income would not be material.

The Company has not suffered any material losses or adverse effects due to currency rate changes in the British pound, the Singapore dollar, or the German mark relative to the U.S. dollar.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)         Exhibits:

                     Exhibit 27 - Financial Data Schedule


         (b)         Form 8-K:

                     The Company filed no reports on Form 8-K and none were required to be filed during the three months ended January 1, 1999.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VERTEX COMMUNICATIONS CORPORATION
                                               (Registrant)





Date: February 3, 1999               /s/ J. D. Carter
      ----------------              --------------------------------------------
                                    J. D. Carter
                                    Vice President and Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)

                               Index to Exhibits

Exhibit
Number         Description
-------        -----------
 EX 27         Financial Data Schedule