Form 10-Q
period 1999-04-02
VERTEX COMMUNICATIONS CORP /TX/
filed 1999-05-06
CIK 780416

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

AS OF APRIL 2, 1999, THERE WERE 5,065,984 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK $.10 PAR VALUE.


================================================================================

                        VERTEX COMMUNICATIONS CORPORATION
                         TABLE OF CONTENTS TO FORM 10-Q
                    FOR THE THREE MONTHS ENDED APRIL 2, 1999



PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements - (Unaudited)

             Condensed Consolidated Balance Sheets - April 2, 1999 and September 30, 1998

             Condensed Consolidated Statements of Income - Three months ended April 2, 1999 and April 3, 1998

             Condensed Consolidated Statements of Income - Six Months Ended April 2, 1999 and April 3, 1998

             Condensed Consolidated Statements of Cash Flows - Six months ended April 2, 1999 and April 3, 1998

             Notes to Condensed Consolidated Financial Statements - April 2,
             1999


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 3.      Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

Item 6.      Exhibits and Reports on Form 8-K


SIGNATURE

               VERTEX COMMUNICATONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                   APRIL 2, 1999  SEPTEMBER 30, 1998
                                                                   -------------  -------------------
ASSETS                                                               (Unaudited)        *
CURRENT ASSETS:
Cash and equivalents                                                 $  11,632         $  11,239
Accounts receivable, net                                                36,690            39,239
Inventories                                                             32,303            30,946
Deferred income taxes                                                      296               270
                                                                     ---------         ---------
                                                                        80,921            81,694

PROPERTY AND EQUIPMENT, AT COST                                         33,173            32,033
Less accumulated depreciation                                          (18,050)          (16,560)
                                                                     ---------         ---------
                                                                        15,123            15,473
GOODWILL, less accumulated amortization of $2,564 and $2,063            12,243            12,744
OTHER ASSETS                                                               837               860
                                                                     ---------         ---------
TOTAL ASSETS                                                         $ 109,124         $ 110,771
                                                                     =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                     $   6,180         $   5,987
Accrued liabilities                                                     10,213            15,729
Customers' advances                                                      5,001             3,286
Current portion of long-term debt                                           97               674
                                                                     ---------         ---------
                                                                        21,491            25,676
LONG-TERM DEBT - less current portion                                       52                59
DEFERRED INCOME TAXES                                                      826               826
COMMITMENTS AND CONTINGENCIES                                               --                --

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value, 20,000,000 shares authorized,
  5,235,751 shares issued                                                  524               524
Capital in excess of par value                                          35,004            35,030
Retained earnings                                                       53,735            50,119
Treasury stock, at cost, 169,767 shares and 118,073 shares              (2,421)           (1,491)
Translation adjustment                                                     (87)               28
                                                                     ---------         ---------
                                                                        86,755            84,210
                                                                     ---------         ---------

TOTAL LIABILITIES AND EQUITY                                         $ 109,124         $ 110,771
                                                                     =========         =========

* The balance sheet at September 30, 1998 has been taken from audited financial statements at that date and condensed.

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In thousands, except share amounts)

                                  THREE MONTHS ENDED
                             APRIL 2, 1999 APRIL 3, 1998
                             ------------- -------------
SALES                          $ 30,926      $ 31,500

COSTS AND EXPENSES:
Cost of sales                    22,244        21,946
Research and development          1,754         1,598
Marketing                         2,681         1,768
General and administrative        2,568         2,727
                               --------      --------
                                 29,247        28,039
                               --------      --------
OPERATING INCOME                  1,679         3,461

OTHER INCOME (EXPENSE):
Income from investments             123           130
Interest expense                    (12)          (16)
                               --------      --------
INCOME BEFORE INCOME TAXES        1,790         3,575

Provision for income taxes          495         1,128
                               --------      --------
NET INCOME                     $  1,295      $  2,447
                               ========      ========

EARNINGS PER SHARE
   Basic                       $    .25      $    .48
   Diluted                          .25           .46
                               ========      ========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING
   Basic                          5,101         5,100
   Diluted                        5,208         5,335
                               ========      ========

               VERTEX COMMUNICATONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITIED)
                      (In thousands, except share amounts)


                                            SIX MONTHS ENDED
                                      APRIL 2, 1999  APRIL 3, 1998
                                      -------------  -------------
SALES                                    $ 62,931      $ 62,279

COSTS AND EXPENSES:
Cost of sales                              44,738        43,606
Research and development                    3,059         3,038
Marketing                                   5,287         3,437
General and administrative                  5,001         5,315
                                         --------      --------
                                           58,085        55,396
                                         --------      --------

OPERATING INCOME                            4,846         6,883

OTHER INCOME (EXPENSE):
Income from investments                       222           207
Interest expense                              (52)          (47)
                                         --------      --------

INCOME BEFORE INCOME TAXES                  5,016         7,043

Provision for income taxes                  1,400         2,243
                                         --------      --------

NET INCOME                               $  3,616      $  4,800
                                         ========      ========

EARNINGS PER SHARE
   Basic                                 $    .71      $    .94
   Diluted                                    .69           .90
                                         ========      ========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING
   Basic                                    5,102         5,095
   Diluted                                  5,231         5,331
                                         ========      ========

               VERTEX COMMUNICATONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
                                  (UNAUDITIED)
                                 (In thousands)

                                                    SIX MONTHS ENDED
                                               APRIL 2, 1999  APRIL 3, 1998
                                               -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES              $  3,952      $  6,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                  (1,140)       (1,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for business purchased in fiscal 1995       (1,181)         (302)
Purchase of treasury stock                          (1,136)           --
Repayment of debt                                     (282)         (730)
Proceeds from exercise of stock options                 53           141
Other                                                  127            --
                                                  --------      --------
                                                    (2,419)         (891)

INCREASE IN CASH AND EQUIVALENTS                       393         4,639

CASH AND EQUIVALENTS:
At beginning of period                              11,239         5,407
                                                  --------      --------
At end of period                                  $ 11,632      $ 10,046
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

NOTE B - INVENTORIES (IN THOUSANDS)

The components of inventory consist of the following:

                                          April 2   September 30
                                           1999        1998
                                          -------   ------------
Raw Materials                             $10,901     $ 8,638
Work-In-Process                            16,152      15,427
Finished Goods                              5,250       6,881
                                          -------     -------
                                          $32,303     $30,946
                                          =======     =======


NOTE C - ACCOUNTS RECEIVABLE (IN THOUSANDS)

Accounts Receivable were comprised of the following items:

                                                 April 2   September 30
                                                  1999        1998
                                                 -------   ------------
Accounts Receivable - Customers                  $26,273     $24,987
Unbilled costs and related profits                10,417      14,252
                                                 -------     -------
                                                 $36,690     $39,239
                                                 =======     =======

NOTE D - EARNINGS PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share were computed by dividing net income by the sum of the weighted average number of shares outstanding and the number of equivalent shares assumed outstanding under the Company's stock-based compensation plans. The number of equivalent shares assumed outstanding were 107,000 and 235,000 during the second quarter of fiscal 1999 and 1998, respectively. The number of equivalent shares assumed outstanding were 129,000 and 236,000 during the first six months of fiscal 1999 and 1998, respectively.


NOTE E - COMPREHENSIVE INCOME (IN THOUSANDS)

In October, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This new accounting standard establishes standards for reporting and the display of "comprehensive income" which, for the Company, is the total of net income and foreign currency translation adjustments. Comprehensive income for the periods presented was as follows:

                                                          Six Months Ended
                                                        April 2      April 3
                                                          1999         1998
                                                        -------      -------
Net income                                              $ 3,616      $ 4,800
Foreign currency translation adjustment                    (115)          14
                                                        -------      -------
     Comprehensive income                               $ 3,501      $ 4,814
                                                        =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

In each of the past three fiscal years export sales were over 55 percent of total sales which illustrates the Company's reliance on business generated from foreign sources. The Company has been experiencing more intense competition internationally as customers delay, revise or even cancel projects that could normally provide added sales volume. Management expects this unfavorable trend to continue for at least over the near term or until such time when the international marketplace returns to more normal levels. The economic downturn has affected the Company by causing lower profit margins and loss of product orders.

Sales for the three months and the six months ended April 2, 1999, were 2 percent lower and 1 percent higher, respectively, compared to the same periods last year. The Company has been able to maintain its sales volume by discounting products even though portions of the telecommunications market are somewhat depressed.

Cost of sales in the second quarter of fiscal 1999 when expressed as a percent of sales increased by 2.2 percentage points over the comparable period principally due to sales price reductions of certain products. The six month period ended April 2, 1999 was also unfavorably impacted by these sales price reductions where cost of sales increased by 1.1 percentage points from the comparable period.

The Company has been investing considerable amounts in the development of three separate size bolt-together antennas. These antennas are designed to eliminate the need for field optical alignment and thus offers customers a more cost effective product. In addition, the Company is developing a wide-band feed system specifically designed for use with the next generation satellites. Research and development spending during the second quarter of fiscal 1999 increased by 10 percent over the comparable period because of stepped-up product development. R & D spending for the six month period was flat as compared to last year's spending.

The total of general & administrative and marketing expenses incurred during the second quarter and six month period ended April 2, 1999 increased by 17 percent and 18 percent over the same periods one year ago, respectively. This higher spending reflects the incremental costs associated with the Company's new U.S. operating division that was organized near the end of fiscal 1998 and the movement of expenses related to employees who were transferred from engineering in order to intensify the Company's marketing efforts.

The effective tax rate for fiscal 1999 is lower than the prescribed statutory rates principally due tax incentives available from export shipments.

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


FINANCIAL CONDITION

Operating activities generated $4 million of cash during the first half of fiscal 1999 mainly due to net income of $3.6 million and lower accounts receivable, but partially offset by lower current liabilities and increased inventories.

Financing activities consumed $2.4 million of cash in the first half of fiscal 1999. The Company used $1.1 million to repurchase 66,534 shares of the Company's common stock from the public market and $1.2 million was used for the final payment to the selling shareholders of Maxtech Inc. in accordance with the 1995 purchase agreement.

Management believes that forecasted cash flows combined with the Company's favorable financial condition and available credit lines, will be sufficient to fund operations over the foreseeable future. The Company is not aware of any demands which are likely to affect liquidity in an adverse manner.

YEAR 2000 COMPLIANCE

The Company is assessing and correcting the potential impact of the problem with computer software programs, operating systems, and equipment containing computer processing chips that are unable to properly interpret the upcoming calendar year 2000 and beyond. As this problem pertains to internal concerns, this process has involved identification, review, testing, and updating or replacing, in-house systems and equipment, beginning with the most significant through the least important. The costs associated with this effort have not been material and additional costs not yet incurred are expected to be immaterial to the Company.

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

The Company has sent questionnaires to certain third parties whose lack of readiness as related to year 2000 compliance could have a material adverse effect on the Company or its products. Management has been collecting and evaluating the questionnaires received. Based upon such responses to date, respondents assert that they are year 2000 compliant or they believe they will be timely compliant. The Company continues to receive and evaluate third party responses and follow-up with those third parties who have not responded.

Management has been and is still expending efforts towards developing a contingency plan which contemplates temporary measures to alleviate disruption from year 2000 related failures, either from internal or by external sources. Central to development of a contingency plan is the identification of risks and related potential impact. The Company has not yet identified any such significant risks and consequently has not yet developed a comprehensive year 2000 contingency plan. In addition, the Company does not believe it is possible to ascertain all aspects of the year 2000 problem that may affect it, including those relating to efforts of customers, suppliers, or other third parties. Management, however, is committed to pursuing reasonable means to minimize exposure. Should the Company identify a significant risk related to a year 2000 perceived failure, management intends to develop a contingency plan.

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

The Company's general policy is to sell products manufactured or supplied by its domestic operations in the U.S. dollar currency. Products supplied by its German operations are sold in its functional currency. The Company has one sales contract that will be performed by a domestic subsidiary where payment will be made in the European Currency Unit. The Company has in place a forward exchange hedge contract equal to approximately U.S. $.6 million. The hedge contract should minimize exposure to an unfavorable foreign currency rate change. Should the exchange rate between the currencies suffer an adverse change of 10 percent, the effect on net income would not be material.

The Company has not suffered any material losses or adverse effects due to currency rate changes in the British pound, the Singapore dollar, or the German mark relative to the U.S. dollar.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on January 26, 1999 in Kilgore, Texas. Of the 5,095,578 total shares entitled to vote, 4,483,575 shares or 88 percent were represented in person or by proxy at the meeting.

The following matters were submitted to the shareholders in the meeting and approved by more than the requisite majority as shown below:

     (1) Election of seven directors to serve until the next annual shareholders meeting:

                              Votes          Votes
                               For          Withheld
                            ---------       --------
J. Rex Vardeman             4,472,175        11,400
A. Don Branum               4,471,875        11,700
James D. Carter             4,472,575        11,000
Bill R. Womble              4,463,324        20,251
Donald E. Heitzman, Sr      4,464,170        19,405
Rein Luik                   4,367,582       115,993
John G. Farmer              4,463,320        20,255

     (2)  Approval of an amendment to the 1995 Stock Compensation Plan.

          Voting on this matter was adjourned to and reconvened on until February 1, 1999. The results of voting to approve the proposed amendment to the 1995 Stock Compensation Plan were as follows:

Shares Voted For:         2,866,296
Shares Voted Against:     1,271,710
Shares Abstaining:           25,010

     (3) Ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending September 30, 1999.

Shares Voted For:         4,464,382
Shares Voted Against:         2,601
Shares Abstaining:           16,592

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)           Exhibits:

                           Exhibit 27 - Financial Data Schedule


             (b)           Form 8-K:

                           The Company filed no reports on Form 8-K and none were required to be filed during the three months ended April 2, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VERTEX COMMUNICATIONS CORPORATION
                                             (Registrant)





Date: May 6, 1999                   /s/ J. D. Carter
                                    --------------------------------------------
                                    J. D. Carter
                                    Vice President and Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit No.                        Description
-----------                        -----------
   27                              Financial Data Schedule