Form 10-Q
period 1999-07-02
VERTEX COMMUNICATIONS CORP /TX/
filed 1999-08-04
CIK 780416

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 1999

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

                                 YES  X    NO
                                    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

AS OF JULY 2, 1999, THERE WERE 5,087,714 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK $.10 PAR VALUE.
--------------------------------------------------------------------------------


================================================================================

                        VERTEX COMMUNICATIONS CORPORATION
                         TABLE OF CONTENTS TO FORM 10-Q
                     FOR THE THREE MONTHS ENDED JULY 2, 1999



PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements - (Unaudited)

           Condensed Consolidated Balance Sheets - July 2, 1999 and September 30, 1998

           Condensed Consolidated Statements of Income - Three months ended July 2, 1999 and July 3, 1998

           Condensed Consolidated Statements of Income - Nine Months Ended July 2, 1999 and July 3, 1998

           Condensed Consolidated Statements of Cash Flows - Nine months ended July 2, 1999 and July 3, 1998

           Notes to Condensed Consolidated Financial Statements - July 2, 1999

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 3.    Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K


SIGNATURE


                                                               JULY 2, 1999  SEPTEMBER 30, 1998
                                                               ------------  ------------------
ASSETS                                                          (Unaudited)          *
CURRENT ASSETS:
Cash and equivalents                                           $     13,518    $        11,239
Accounts receivable, net                                             32,942             39,239
Inventories                                                          25,558             30,946
Income tax receivable                                                 2,608                 --
Deferred income taxes                                                    --                270
                                                               ------------    ---------------
                                                                     74,626             81,694

PROPERTY AND EQUIPMENT, AT COST                                      33,247             32,033
Less accumulated depreciation                                       (18,657)           (16,560)
                                                               ------------    ---------------
                                                                     14,590             15,473
GOODWILL, less accumulated amortization of $7,616 and $2,063          7,191             12,744
OTHER ASSETS                                                          1,203                860
                                                               ------------    ---------------
TOTAL ASSETS                                                   $     97,610    $       110,771
                                                               ============    ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                               $      3,282    $         5,987
Accrued liabilities                                                  11,218             15,729
Customers' advances                                                   4,539              3,286
Current portion of long-term debt                                        38                674
                                                               ------------    ---------------
                                                                     19,077             25,676
LONG-TERM DEBT - less current portion                                    48                 59
DEFERRED INCOME TAXES                                                   826                826
COMMITMENTS AND CONTINGENCIES                                            --                 --

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value, 20,000,000 shares authorized,
  5,235,751 shares issued                                               524                524
Capital in excess of par value                                       34,925             35,030
Retained earnings                                                    44,709             50,119
Treasury stock, at cost, 148,037 shares and 118,073 shares           (2,111)            (1,491)
Translation adjustment                                                 (388)                28
                                                               ------------    ---------------
                                                                     77,659             84,210
                                                               ------------    ---------------
TOTAL LIABILITIES AND EQUITY                                   $     97,610    $       110,771
                                                               ============    ===============


* The balance sheet at September 30, 1998 has been taken from audited financial statements at that date and condensed.



                                               THREE MONTHS ENDED
                                           JULY 2, 1999    JULY 3, 1998
                                           ------------    ------------

SALES                                      $     25,563    $     35,603

COSTS AND EXPENSES:
Cost of sales                                    25,034          25,877
Research and development                          1,896           1,405
Marketing                                         2,682           1,706
General and administrative                        2,954           3,070
Impairment of goodwill                            4,800              --
                                           ------------    ------------
                                                 37,366          32,058
                                           ------------    ------------

OPERATING INCOME (LOSS)                         (11,803)          3,545

OTHER INCOME (EXPENSE):
Income from investments                             160             117
Interest expense                                    (35)            (18)
                                           ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES               (11,678)          3,644

Income Tax Expense (Benefit)                     (2,652)          1,037

                                           ============    ============
NET INCOME (LOSS)                          $     (9,026)   $      2,607
                                           ============    ============

EARNINGS (LOSS) PER SHARE
   Basic                                   $      (1.77)   $        .51
   Diluted                                        (1.77)            .49
                                           ============    ============


WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING
   Basic                                          5,090           5,106
   Diluted                                        5,090           5,333
                                           ============    ============


                                                NINE MONTHS ENDED
                                           JULY 2, 1999    JULY 3, 1998
                                           ------------    ------------

SALES                                      $     88,494    $     97,882

COSTS AND EXPENSES:
Cost of sales                                    69,772          69,483
Research and development                          4,955           4,443
Marketing                                         7,969           5,143
General and administrative                        7,955           8,385
Impairment of goodwill                            4,800              --
                                           ------------    ------------
                                                 95,451          87,454
                                           ------------    ------------

OPERATING INCOME (LOSS)                          (6,957)         10,428

OTHER INCOME (EXPENSE):
Income from investments                             382             324
Interest expense                                    (87)            (65)
                                           ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                (6,662)         10,687

Income Tax Expense (Benefit)                     (1,252)          3,280
                                           ------------    ------------

NET INCOME (LOSS)                          $     (5,410)   $      7,407

                                           ============    ============

EARNINGS (LOSS) PER SHARE
   Basic                                   $      (1.06)   $       1.45
   Diluted                                        (1.06)           1.39
                                           ============    ============


WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING
   Basic                                          5,092           5,100
   Diluted                                        5,092           5,327
                                           ============    ============



                                                           NINE MONTHS ENDED
                                                     JULY 2, 1999    JULY 3, 1998
                                                     ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES                 $      6,142    $      6,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                         (1,610)         (1,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for business purchased in fiscal 1995              (1,181)           (302)
Purchase of treasury stock                                 (1,136)             --
Repayment of debt                                            (345)           (843)
Proceeds from exercise of stock options                       277             261
Other                                                         132              --
                                                     ------------    ------------
                                                           (2,253)           (884)

INCREASE IN CASH AND EQUIVALENTS                            2,279           3,332

CASH AND EQUIVALENTS:
At beginning of period                                     11,239           5,407
                                                     ------------    ------------
At end of period                                     $     13,518    $      8,739
                                                     ============    ============

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

NOTE B - INVENTORIES (IN THOUSANDS)

The components of inventory consist of the following:


                                     July 2         September 30
                                      1999              1998
                                 ---------------   ---------------


Raw Materials                    $         6,526   $         8,638
Work-In-Process                           14,283            15,427
Finished Goods                             4,749             6,881
                                 ---------------   ---------------
                                 $        25,558   $        30,946
                                 ===============   ===============



NOTE C - ACCOUNTS RECEIVABLE (IN THOUSANDS)

Accounts Receivable were comprised of the following items:


                                               July 2     September 30
                                               1999           1998
                                           ------------   ------------

Accounts Receivable - Customers            $     23,762   $     24,987
Unbilled costs and related profits                9,180         14,252
                                           ------------   ------------
                                           $     32,942   $     39,239
                                           ============   ============

NOTE D - EARNINGS (LOSS) PER SHARE

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share were computed by dividing net income by the sum of the weighted average number of shares outstanding and the number of equivalent shares assumed outstanding under the Company's stock-based compensation plans. The number of equivalent shares assumed outstanding during the quarter and nine months ended July 3, 1998 was 227,000.

Loss per share was computed by dividing net loss by the weighted average number of shares outstanding during the period presented.


NOTE E - COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS)

In October, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This new accounting standard establishes standards for reporting and the display of "comprehensive income" which, for the Company, is the total of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) for the periods presented was as follows:


                                                      Nine Months Ended
                                                   July 2          July 3
                                                    1999            1998
                                                ------------    ------------

Net income (loss)                               $     (5,410)   $      7,407
Foreign currency translation adjustment                 (416)            100
                                                ------------    ------------
     Comprehensive income (loss)                $     (5,826)   $      7,507
                                                ============    ============



NOTE F - RESTRUCTURING

In the third quarter of fiscal 1999, the Company announced plans to abandon its networking products technology business line and redirect certain resources. As a result of this decision, the Company recorded a special charge of $9.5 million. The charge involves $4.8 million of goodwill impairment and $2.5 million for write-off of obsolete inventory which were related to networking products. The balance of the special charge or $2.2 million was connected with slow moving inventory, warranty costs, and non-performing fixed assets. Of the $9.5 million total charge, $4.7 million was recorded in cost of sales. As of July 2, 1999, approximately $.5 million of the total charge remained accrued on the Company's books.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company's business relies on, to a large extent, its success in winning contracts from foreign sources. During the last three fiscal years export sales have amounted to more than 55 percent of total sales. Through nine months of the current year, foreign sales of $52.5 million were 18 percent behind last year's foreign sales during the comparable period. Management believes that several factors have led to this year's sales downturn. These factors include the deterioration of several foreign economies and increased competitive pressures.

In light of these events, management elected to exit the networking systems business and record a $9.5 million special charge in the third quarter of this year. In conjunction with exiting the networking systems business, the Company developed and initiated a plan of restructuring that involved winding down of existing related activities and reassigning certain personnel. The purpose of the restructuring was not only to react to depressed market conditions but to focus the Company's overall strategy on activities that offer attractive potential for growth and profitability.

Based on current available information, management expects that the Company's financial results over the next two quarters will remain below last year's levels. However, we are pleased by the recent favorable volume of customer orders received and customer inquiries related to pending contract awards. During the third quarter the Company booked $35.2 million of orders and we closed the quarter with and an order backlog of $88.2 million.

RESULTS OF OPERATIONS

In June 1999 the Company recognized a $9.5 million special charge associated with an internal restructuring as described more fully in "Note F" of "Notes to Condensed Consolidated Financial Statements". This special charge reduced after tax income by $7.9 million to produce an after tax loss in both reporting periods of fiscal 1999.

Sales for the three months and the nine months ended July 2, 1999, were 28 percent and 10 percent lower than the same periods last year, respectively, primarily due to lower foreign sales. Cost of sales in the third quarter and nine month period of fiscal 1999 when expressed as a percent of sales increased by 25 percent and 8 percent over the comparable periods, respectively, principally due to inclusion of the special charge of $4.7 million related to the restructuring and sales price reductions of certain products.

The Company has been investing considerable resources in the development of three separate size bolt together antennas. These antennas are designed to eliminate the need for field optical alignment and thus offers customers a more cost effective product. One of the three, the 9.3 meter antenna design is complete and is now offered for sale. To-date, the Company has sold ten such antennas. In addition, the Company is developing a wideband feed system specifically designed for use with the next generation satellites.

Research and development spending during the third quarter and nine month period of fiscal 1999 increased by 35 percent and 12 percent over the comparable periods, respectively, because of increased product development.

The total of general & administrative and marketing expenses incurred during the third quarter and nine month period ended July 2, 1999 increased by 18 percent over the same periods one year ago, respectively. This higher spending reflects the incremental costs associated with the new U.S. operating division that was organized near the end of fiscal 1998 and the movement of expenses related to employees who were transferred from engineering in order to intensify the Company's marketing efforts.

The income tax benefit for fiscal 1999 resulted from recognition of an operating loss carryback and was computed by estimating the full year's taxable loss inclusive of the effect of non-deductible goodwill amortization and impairment and tax credits available from export sales.

The Company incurred a $9 million and $5.4 million loss after tax benefit in the quarter and nine month periods of fiscal 1999, respectively. The loss was principally caused by recording a $9.5 million before tax or $7.9 million after tax special charge as discussed above. In addition to the charge, the third quarter and the nine month period of fiscal 1999 were unfavorably impacted by lower sales as compared to the same periods last year.


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

FINANCIAL CONDITION

Operating activities generated $6.1 million of cash during the nine month period ended July 2, 1999 because of the favorable effect of decreased accounts receivable and inventories but was partially offset by lower accrued liabilities, accounts payable, and an operating loss.

Financing activities consumed $2.3 million of cash in the nine month period ended July 2, 1999. The Company used $1.1 million to repurchase 66,534 shares of the Company's common stock from the public market and $1.2 million was used for the final payment to the selling shareholders of Maxtech Incorporated in accordance with the 1995 purchase agreement.

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

A substantial portion of the Company's products sold over the past years and those products currently being offered for sale are earth station antennas which include drive motors, feed assemblies, and other mechanical components. The function of these products is not directly affected by the changing of a calendar date. Certain other of the Company's products, such as antenna controllers, operate by the use of embedded software and vendor-supplied electronic components that may be date sensitive. The majority of these products were designed so that the calendar date changing to 2000 and beyond will not hinder or affect their performance. There are, however, a limited number of products sold in prior years that could be affected by the year 2000 problem. The Company has been and is in the process of contacting such customers and now offers an upgrade package to properly recognize the date and remedy the problem.

The Company has sent questionnaires to certain third parties whose lack of readiness as related to year 2000 compliance could have a material adverse effect on the Company or its products. Management has been collecting and evaluating the questionnaires received. Based upon those responses to-date, respondents assert that they are year 2000 compliant or they believe they will be timely compliant. The Company continues to receive and evaluate third party responses and follow-up with those third parties who have not responded.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

                Exhibit 27 - Financial Data Schedule


         (b)    Form 8-K:

                The Company filed no reports on Form 8-K and none were required to be filed during the three months ended July 2, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   VERTEX COMMUNICATIONS CORPORATION
                                            (Registrant)





Date:   August 4, 1999                /s/ J. D. Carter
      -----------------------      ---------------------------------------------
                                   J. D. Carter
                                   Vice President and Chief Financial Officer
                                   (Duly Authorized Officer and Principal
                                   Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
------         -----------

  27      Financial Data Schedule