Form 10-K405
period 1999-09-30
VERTEX COMMUNICATIONS CORP /TX/
filed 1999-12-22
CIK 780416

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________

                         COMMISSION FILE NUMBER: 0-15277
                               -------------------
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (903) 984-0555
                                 ---------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:



                                                    NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                         ON WHICH REGISTERED
          -------------------                         -------------------
    COMMON STOCK, $.10 PAR VALUE                    NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                 ---------------
                                (Title of Class)

                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 2, 1999, 5,116,314 shares of the Registrant's Common Stock, $.10 par value, were outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates based on the closing sales price on December 2, 1999, as reported by the New York Stock Exchange, was approximately $90,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1999, are incorporated by reference into Items 5, 6, 7, 7A, and 8 under Part II and Item 14 of Part IV hereof.

================================================================================

                        VERTEX COMMUNICATIONS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended September 30, 1999
              ====================================================


                                     PART I

ITEM 1.      BUSINESS.

GENERAL

         Vertex Communications Corporation (the "Registrant," the "Company," or "Vertex") designs, develops, manufactures, markets, and supports an extensive line of precision products for satellite and deep space communications applications. These products include sophisticated earth station antennas ranging in size from 1.2 to 34 meters in diameter (which operate in various relevant frequency bands, including L-, C-, X-, Ku-, and Ka-bands, and are available for commercial and military applications), communications network products, and optical and radio telescopes. The Company also manufactures state-of-the-art control systems designed to manage and monitor the operation, guidance, tracking, and telemetry capabilities of communications network systems as well as individual antennas, related electronic components used to amplify radio frequency ("RF") signals, and precision waveguide components for application as component parts of communications systems. The Company also provides custom engineering, turnkey field installation, site testing and after-sale and maintenance services, and spare and replacement parts in support of its products.

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

         The Company markets its products to systems integrators and end users who combine the Company's products with other communications equipment to form complete communications systems. In the United States, Vertex markets its products through a direct sales force; while in international markets, the Company utilizes a direct sales force, supplemented by independent foreign sales representatives. Vertex's customers include the television broadcast industry, international telecommunications companies, communications common carriers, private communications networks, and government agencies, including certain agencies of the U. S. Government and various foreign governments.

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

SATELLITE COMMUNICATIONS EQUIPMENT INDUSTRY

         Market demand for transmission and reception capacity to support high-speed voice, video, and data communications has continued to generate significant demand for additional satellite communications network systems and related earth station equipment. Communications satellites, once placed in orbit above the earth, relay microwave radio signals from one or more earth stations to one or more other earth stations at various geographical locations. The primary function of an earth station is to transmit or receive a microwave radio signal via satellite to efficiently facilitate the telecommunications process. Telecommunication is the process of communication through electronic means such as radio, telegraph, television, and computer. Each earth station is interconnected to a local communications network which distributes and/or collects the desired information to or from the users of such information. A typical earth station consists of several components, including an antenna and associated electronic components, some of which amplify RF signals and others that control and manage the movement, monitoring, and tracking capabilities of the antenna.

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

         Communications satellites use the L-band, C-band, X-band, Ku-band, and Ka-band for transmission in the radio frequency spectrum. The Company designs and manufactures satellite communications network systems as well as individual earth station antennas that operate in each of these frequency bands. L-band antennas operate in the frequency band of one to two gigahertz and are primarily utilized by the maritime industry. C-band antennas are capable of receiving and transmitting information in the radio frequency band of four to six gigahertz. The C-band frequency spectrum is also used for terrestrial microwave transmissions. Due to the increasing use of the C-band frequency, the Ku-band frequency (12 to 14 gigahertz) has been reserved exclusively for satellite transmission by the Federal Communications Commission ("FCC") and an international agreement. Since wavelengths in the Ku-band are relatively short, they can be gathered and concentrated by a smaller antenna dish than is required with longer wavelength C-band transmissions. Accordingly, Ku-band transmission enables earth station vendors and voice, video, and data communications service providers to bring satellite communications directly to customers' facilities. Ka-band antennas are in the developmental stage and operate in the radio frequency band of 27 to 50 gigahertz. These emerging antennas will primarily be utilized for voice and data transmission. The X-band frequency spectrum (seven to eight gigahertz) is reserved for utilization in worldwide military satellite communications.

THE VERTEX STRATEGY

         The Company's strategy is to provide a wide variety of advanced satellite communications products, including integrated communications network products, precision earth station antennas, related control systems, associated electronic and electroformed components, and services to satisfy evolving customer requirements. The Company believes its proven products and expertise, experience in refining current products, and developing new products will enable it to expand distribution and gain market share.

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

         INTERNATIONAL OPERATIONS. Continuing and emerging demands have created the need for substantial investment in telecommunications infrastructures in many international markets. The Company believes that significant opportunities exist in the market for satellite communications equipment and associated products outside of the United States. The Company adapts its product development, marketing, and distribution strategies to comply with the unique requirements of specific international markets. While recent depressed economic developments in certain international markets indicate that the Company's international sales volume may suffer during the near term, the Company expects this trend to return to a more normal growth pattern as these economic conditions continue to improve in fiscal year 2000 and beyond.

         ACQUISITIONS AND GROWTH. The Company's growth over the past five years was primarily made possible by the realization of certain strategic acquisitions of existing businesses and the expansion of manufacturing plant facilities. In November 1999, the Company entered into a merger agreement under which the Company would be acquired pursuant to the agreement. See "Recent Developments" for additional information.

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

VERTEX PRODUCTS

         GENERAL. The Company designs, develops, manufactures, and markets products used in communications network systems and subsystems, including an extensive line of earth station antennas capable of operating in the commercial and military frequency bands from one to 30 gigahertz, which range in size from
1.2 to 34 meters in diameter, as well as the related electronic components used to control, manage, and monitor the operation, guidance, tracking, and telemetry capabilities of antennas. These products require exacting engineering skills and detailed standards or specifications as established by each customer, involving not only systems or product design, but the complete integration of other components acquired from the Company or other sources.

         The Company's products are utilized by its customers principally for telecommunications applications with certain products used in radio astronomy.

         The Company's operations are conducted through two separate complementary business segments. The Company formed the two segments based upon the nature of and the differences between the products and services supplied. These business segments design, develop, manufacture, and market the respective products described below. The Antenna segment provides earth station antennas, multi-axis pedestals, precision antenna control and tracking products, and related microwave components. The

Electronics segment provides solid-state electronic power amplifiers, radio frequency conversion products, and digital communications electronics products. The Antenna business segment includes Vertex Antenna Products Division ("VAPD"), Vertex Antenna Systems, LLC ("VAS"), Vertex Microwave Products, Inc. ("VMPI"), Vertex Control Systems Division ("VCSD"), Vertex Special Projects Division ("VSPD"), and Vertex Antennentechnik GmbH ("VA"). The Electronics business segment consists of Vertex Electronic Products, Inc. ("VEPI") and Vertex Satcom Systems, Inc. ("Vertex Satcom").

         ANTENNA SEGMENT. The Antenna segment of the Company includes the following business units.

         Vertex Antenna Products Division. VAPD, the Company's largest operating unit, designs, develops and manufactures RF satellite earth station antennas ranging in size from 1.2 to 34 meters in diameter, RF feed components, and related products with emphasis in the L-, S-, C-, X-, Ku-, and Ka-band frequency ranges for applications in the domestic, international and military radio communications frequencies. VAPD also offers custom and unique research and development solutions for electrical, civil, structural, and mechanical engineering-specific satellite communications projects.

         Vertex Antenna Systems, LLC. VAS designs, manufactures, and markets large full-motion, steerable parabolic antenna systems, precision major path earth station antennas, associated equipment and related components utilized in satellite communications; deep space network systems; telemetry, tracking, command and monitoring of satellites; radar applications; and optical and radio telescopes for deep space communications. VAS also provides custom design support for special tracking systems, including design, testing, and hardware for application in earth station antenna RF subsystems; and integrates customer-supplied baseband equipment with its products.

         Vertex Microwave Products, Inc. Through this subsidiary, the Company designs and manufactures precision microwave components for applications in the telecommunications, space, and defense industries. VMPI's products include a variety of standard antenna feed components as well as custom designed and fabricated RF components. Additionally, a standard product line of filters, diplexers, ortho-mode transducers, polarizers, and RF feed subsystems addresses market requirements for S-band through Q-band frequencies. These products are sold directly to end users and suppliers who integrate such products with other components in telecommunications systems. The Company also utilizes these products as component parts of certain of its antenna products.

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

         Vertex Antennentechnik GmbH. Through this subsidiary, headquartered in Duisburg, Germany, the Company designs and supplies products which complement its existing broad line of antenna products, such as precision antenna reflectors, multi-axis pedestals (antenna support structures), controller drive systems, radio telescopes, and optical telescopes. VA performs highly technical antenna engineering designs for applications in the academic institution, governmental, and radio telescope markets, and is a dominant supplier in Europe of superior quality RF antennas and radio telescopes. Additionally, VA, VAPD, and VAS frequently cooperate to combine the technical expertise of the three Vertex groups in the field of high-precision telescope equipment.

         Vertex Special Projects Division. This division adapts and utilizes the Company's existing products and services primarily for applications pursuant to contracts with the U. S. Government or its agencies or as subcontractor for government-related projects. While there can be no assurance that VSPD will continue to be successful, sales generated by this division are expected to partially offset the impact of declining foreign sales in fiscal 2000.

         ELECTRONICS SEGMENT. The Company's Electronics segment includes the following business units.

         Vertex Electronic Products, Inc. Through VEPI, the Company designs and manufactures a variety of solid-state power amplifiers (SSPAs), low-noise amplifiers (LNAs), line drivers, redundant amplifier systems, and other related high-performance electronic products used in telecommunications systems.

         Vertex Satcom Systems, Inc. To address the most prominent evolving segment of the very small aperture terminal ("VSAT") market, Vertex Satcom has developed its FlexiDAMA ("Demand Assigned Multiple Access") communications network system, with sophisticated network management, switching and Global Positioning Satellite-based frequency and network coordination capabilities for applications in thin-route voice networks, medium- and high-capacity networks, and low-rate video conferencing networks. Vertex Satcom's DAMA modem technologies with broad signaling standard compatibility qualities are designed to provide a competitive advantage in certain markets for its network systems, which include comprehensive voice, data, and video networking capabilities, to customers around the world.

         In the third quarter of fiscal 1999, the Company decided to abandon ongoing efforts to sell its voice and data single channel processing equipment for network telecommunications applications which utilizes Time Division Multiple Access technology. The Company experienced intense competition in marketing this product line and consequently, was unable to sustain volume sufficient to support the necessary investment. The decision to exit this product line was based upon the Company's inability to sell these products profitability and the realization that future prospects were not acceptable. Refer to Note 13 of Notes to Consolidated Financial Statements for further information.

         Total sales contributed by each business segment for each of the last three fiscal years are shown in Note 10 of Notes to Consolidated Financial Statements.

         CUSTOM ENGINEERING. The Company relies upon its engineering experience and expertise to provide its customers with custom-engineered products that are not otherwise readily available in the marketplace. Management believes this capability is a significant attribute that distinguishes the Company from its competitors.

         CUSTOMER SERVICES. In addition to the manufacture and supply of a broad line of telecommunications products, systems, subsystems and related products, the Company also offers a wide range of related services, including consulting; design and configuration; turnkey field installation; site testing and performance analysis; and after-sale maintenance services which are normally tailored to the products provided by each business segment.

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

         SALES. The Company maintains a direct sales force in the United States and Germany, and a staffed sales office in Singapore. In addition to providing product and pricing information, Vertex's sales personnel provide customers and potential customers value-added solutions and detailed explanations of the benefits and advantages of the Company's products and services as compared to those of its competitors. The Company's sales force includes sales managers, engineers, sales representatives, and technical support personnel. Each business segment maintains separate sales and marketing staff, and the Company also maintains a corporate sales and marketing staff. The Company's worldwide marketing and sales efforts are directed and coordinated from its headquarters in Kilgore, Texas.

         The Company believes that the rapidly evolving international market will continue to be an important source of sales. The Company's international sales are comprised of products manufactured in the United States, Germany, and Estonia, and installation, testing, and certain engineering services are performed on-site by its engineers and technical support personnel. To enhance its foreign sales, the Company also engages the services of foreign independent sales representatives to supplement its direct sales force. These foreign sales representatives also offer products of other manufacturers which are complementary to, but not competitive with, the Company's products.

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

         Sales in Western Europe were 20%, 14%, and 14%, of total sales in fiscal 1999, 1998, and 1997, respectively. Sales in Asian countries were 16%, 20%, and 21%, of total sales in fiscal 1999, 1998, and 1997, respectively.

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

         The Company sells its products throughout the world to many customers. No single customer accounted for 10% or more of the Company's total sales in any of the past three fiscal years. In general, both business segments sell products and services to the same types of customers.

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


FOREIGN OPERATIONS

         The Company's foreign operations are conducted through its wholly-owned German subsidiary, Vertex Antennentechnik GmbH, located in Duisburg, Germany. Financial information relating to these foreign operations for the past three years is shown below:

                                                                          (In thousands)
                                                                  1999         1998         1997
                                                                  ----         ----         ----
             Sales to Unaffiliated Customers  ...............  $10,287       $9,403       $5,881
             Identifiable Assets ............................    7,239        5,993        4,034

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


PRODUCT DEVELOPMENT

         The Company's product research and development efforts are directed primarily toward development, design, engineering, and implementation activities rather than pure research. These activities are generally undertaken in response to specific customer requests or anticipated requirements of the U. S. Government for programs that have been identified by the Company. Funding for these activities is derived from internally generated sources and customers. For the fiscal years 1999, 1998, and 1997, the Company expended $6,600,000, $5,968,000, and $3,775,000, respectively, on research and development. Costs associated with product development work funded by customers are included in the Company's cost of sales and the related revenues are included in sales. The Company strives to continually upgrade its existing products and develop new products to meet changing customer requirements and to keep pace with evolving technology in the industry.

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

INTELLECTUAL PROPERTY

         The Company holds patents for certain technologies, products, and processes. The Company does not, however, consider patents important to its business, but instead relies principally upon innovative management, technical expertise, and marketing and managerial skills to develop, enhance, and market its products. The Company believes it is less dependent on the protection of proprietary product information than on its ability to timely and effectively develop, enhance, and market its products to maintain the competitiveness of its products with those of others. The Company protects its proprietary product information through reliance on a combination of trade secrets, copyrights, patents, and technical measures, the selective use of nondisclosure agreements with customers, suppliers, and industry partners, and by limiting access to sensitive information.

         The Company has no reason to believe that its products and proprietary rights infringe on the proprietary rights of any third parties. There can be no assurance, however, that the Company's protective measures will preclude competitors from developing products with features similar to its products or that third parties will not assert infringement claims in the future.

BACKLOG AND SEASONALITY

         At October 31, 1999 and 1998, the Company's backlog of unfilled orders believed to be firm was approximately $91.4 million and $74.0 million, respectively. The backlog of unfilled orders at October 31, 1999, included approximately $9.6 million of contracts with the U. S. Government. As is customary, these contracts include provisions which allow for cancellation at the convenience of the Government or prime contractor. Upon exercise of these provisions, the Company would be entitled to reimbursement of costs incurred and a pro rata share of profit. The Company has never received a cancellation of a material government contract and believes no such event is threatened. The Company expects that a substantial portion of the October 31, 1999 backlog will be completed and delivered in fiscal year 2000.

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

EMPLOYEES

         As of October 31, 1999, the Company employed 803 full-time employees.

         None of the Company's employees is represented by a labor organization and the Company is not a party to any collective bargaining agreement. The Company has never had an employee strike or a work stoppage and considers its relations with its employees to be good. The Company has not experienced any difficulty in attracting and retaining qualified employees.

RECENT DEVELOPMENTS

         On November 11, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Tripoint Global Communications Inc. ("Tripoint") pursuant to which Signal Acquisition Corporation, a wholly-owned subsidiary of Tripoint, commenced a cash tender offer to purchase all of the outstanding shares of the Company's Common Stock for a cash price of $22.00 per share. The offer is conditioned upon, among other things, regulatory approvals and the tender of at least a majority of the shares outstanding on a fully diluted basis. The Merger Agreement provides that following the consummation of the offer, Signal Acquisition Corporation will be merged with and into the Company and any shares not purchased in the offer (other than those held by dissenting shareholders or by the Company, Tripoint, or any subsidiary of the Company or Tripoint) will be converted into the right to receive $22.00 per share in cash.

         The Company has received a civil investigative demand from the Antitrust Division of the Department of Justice seeking additional information and documents relating to the offer. In addition, Tripoint received a second request from the Antitrust Division seeking similar information and documents. The second request has the effect of extending the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act until 10 calendar days after compliance with the request. The offer was initially scheduled to expire on December 16, 1999, but because the second request has the effect of extending the waiting period past that date, Tripoint extended the expiration date of the offer to January 14, 2000.

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

         The words "believe," "expect," "anticipate," "project," "plan," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES.

         The Company owns and maintains executive and administrative offices, manufacturing facilities, and a product testing site at its headquarters at 2600 North Longview Street, Kilgore, Texas, and owns or leases certain facilities at other locations. The following is a listing of the properties owned or leased by Vertex and its subsidiaries as of October 31, 1999.


                                                                  APPROXIMATE AREA       OWNED
LOCATION                   PRINCIPAL USE                             IN SQUARE FEET      OR LEASED
--------                   -------------                          ----------------       ---------
Kilgore, Texas             Executive, administrative,                231,000 on          Owned in fee
                           engineering, and                       55 acres of land
                           manufacturing

Kilgore, Texas             Manufacturing                              33,000 on          Owned in fee
                                                                   1 acre of land

Longview, Texas            Administrative, engineering, and            30,000            Leased to February 2003
                           manufacturing

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

Torrance, California       Administrative, engineering, and            37,000*           Leased to June 2002
                           manufacturing

Albuquerque,               Administrative and manufacturing           27,000 on          Owned in fee
  New Mexico                                                      17 acres of land

Chantilly, Virginia        Fabrication                                  9,000            Leased to March 2001


Nepean, Ontario,           Fabrication                                  5,000            Leased to February 2002
  Canada

State College,             Administrative, engineering, and            20,000            Leased to March 2005
  Pennsylvania             manufacturing

Duisburg, Germany          Administrative and engineering               8,000            Leased to February 2000

Singapore                  Administrative                          Less than 1,000       Leased to September 2000

Dallas, Texas              Administrative and engineering               8,000            Leased to May 2004

--------------------------------

         *Approximately 15,000 square feet of the total floor space is subleased to a third party.

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

                                     PART II

         The information required by Items 5 through 8, inclusive, of this report is contained in the Registrant's Annual Report to Shareholders for its fiscal year ended September 30, 1999 (the "1999 Annual Report"), selected portions of which are incorporated herein by reference, as described below. With the exception of the material incorporated by reference herein, the 1999 Annual Report is not deemed filed as a part of this Annual Report on Form 10-K.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information appearing under the caption "Market for Common Stock" on page 28 of the 1999 Annual Report is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information appearing in the "Selected Financial Data" table on page 1 of the 1999 Annual Report is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 16 of the 1999 Annual Report is hereby incorporated herein by reference.

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

         Additional information responsive to this item is contained under the subtitle "Financial Market Risks" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 13 of the 1999 Annual Report and is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements of Vertex Communications Corporation and Subsidiaries and Notes thereto, appearing on pages 17 through 27, inclusive, together with the Report of Arthur Andersen LLP, Independent Public Accountants, thereon, appearing on page 28 of the 1999 Annual Report, are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The names of current directors and executive officers of the Company, their ages, and certain other information about them (based upon information provided by such persons) are set forth below.

                                                                                                      DIRECTOR AND/OR
        NAME OF DIRECTOR                                                                                 EXECUTIVE
    AND/OR EXECUTIVE OFFICER              AGE                      POSITION(S)*                        OFFICER SINCE
    ------------------------              ---                      ------------                        -------------

J. Rex Vardeman(1)(2)............         60                   Chairman of the Board,                      1984
                                                       President, Chief Executive Officer and
                                                              Director of the Company

A. Don Branum(2).................         62              Senior Vice President, Assistant                 1984
                                                       Secretary and Director of the Company

James D. Carter(2)...............         53             Vice President and Chief Financial                1984
                                                                 Officer, Treasurer
                                                            and Director of the Company

Bill R. Womble(1)(3).............         61                  Director of the Company                      1984

Donald E. Heitzman, Sr.(1)(3)....         74                  Director of the Company                      1992

John G. Farmer(3)................         52                  Director of the Company                      1997

Rein Luik .......................         63             Vice President and Director of the                1997
                                                                    Company; and
                                                        President, Vertex Electronics Group

Joe A. Ylitalo...................         53               Secretary and General Counsel                   1997
                                                                   of the Company

William L. Anton.................         61               Vice President of the Company                   1984

H. Dean Bunnell..................         52             Vice President of the Company; and                1995
                                                       President and Chief Executive Officer,
                                                          Vertex Electronic Products, Inc.

Manfred Stupnik .................         57             Vice President of the Company; and                1995
                                                            President, Vertex Microwave
                                                                   Products, Inc.

Louis E. Becker..................         65             Vice President of the Company; and                1998
                                                       President, Vertex Antenna Systems, LLC

------------------------------------------

(1)      Member of the Compensation Committee

(2) Member of the Stock Option Committee of the Outside Directors Stock Option Plan

(3)      Member of the Audit Committee

* All executive officers of the Company are elected annually by the Board of Directors and serve at the discretion of the Board. All directors of the Company hold office until the next ensuing annual meeting of shareholders and until their respective successors are duly elected and qualified. There are no family relationships between any director or executive officer of the Company and any other such person.

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

         Bill R. Womble has served as a director of the Company since October 1984. He has been continuously engaged in the private practice of law since 1963 and is a senior partner in the firm of Thompson & Knight L.L.P. (attorneys), in Dallas, Texas. Mr. Womble holds no other directorships.

         Donald E. Heitzman, Sr. has served as a director of the Company since September 1992. Mr. Heitzman is President of International & Defense Consultants, of Dallas, Texas, a private consulting firm which he founded in May 1992. He was previously employed by Electrospace Systems, Inc. (telecommunications systems), as Senior Vice President of International Business Development for more than five years. Mr. Heitzman holds no other directorships.

         John G. Farmer has served as a director of the Company since August 1997. Mr. Farmer is Co-Managing Partner of Stratford Capital Partners, L.P., a Dallas-based small business investment company (SBIC) founded in 1995 and affiliated with the investment firm of Hicks, Muse, Tate & Furst, Inc., Dallas, Texas. Prior to joining Stratford Capital Partners, Mr. Farmer served as Senior Vice President and Regional Manager for GE Capital's Corporate Finance Group from 1990 through 1994. From 1975 to 1990, Mr. Farmer served in a variety of senior management positions at MBank Dallas, N.A. ("MBank"), including Chairman, Chief Executive Officer, and a director of MVenture Corp. (MBank's wholly-owned subsidiary and SBIC) from 1985 until his departure from MBank in 1990. Mr. Farmer also serves as a director of Hollywood Theater Holdings, Inc. (movie entertainment centers).

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

         Joe A. Ylitalo has served as Secretary and General Counsel of the Company since January 1997. Prior to January 1997, Mr. Ylitalo was employed as General Counsel to the Company for more than five years.

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

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation promulgated pursuant to the Exchange Act to furnish the Company with copies of all Section 16(a) report forms they file with the SEC.

              Based solely on its review of the copies of such report forms received by it with respect to fiscal year 1999, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been timely complied with in accordance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER TRANSACTIONS.

SUMMARY COMPENSATION INFORMATION

         The following table sets forth certain information regarding all cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as other compensation paid or accrued, during the fiscal years indicated, to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers (the "Named Executive Officers") for such respective periods in all capacities in which they served.

                                             SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                    ------------------------------------   ---------------------------------
                                                                             AWARDS                 PAYOUTS
                                                                           ----------               --------
                                                                           RESTRICTED  SECURITIES             ALL OTHER
                                                            OTHER ANNUAL     STOCK     UNDERLYING    LTIP      COMPEN-
                             FISCAL                         COMPENSATION    AWARD(S)  OPTIONS/SARS  PAYOUTS    SATION
NAME AND PRINCIPAL POSITION   YEAR  SALARY($)   BONUS($)(3)    ($)(1)         ($)          (#)        ($)      ($)(2)
---------------------------   ----  ---------   ----------- ------------   ---------- ------------- -------- ----------
J. Rex Vardeman.............  1999   $275,000   $ 10,000         --            --         25,000(4)    --     $ 4,800
  Chairman of the Board,      1998    250,000    105,000         --            --             --       --         800
  President, and Chief        1997    225,000     92,000         --            --             --       --         800
  Executive Officer

A. Don Branum...............  1999    190,000      8,500         --            --         25,000(4)    --       4,800
  Senior Vice President       1998    185,000     87,000         --            --             --       --         800
                              1997    175,000     37,000         --            --             --       --         800

James D. Carter.............  1999    175,000      7,500         --            --         25,000(4)    --       4,800
  Vice President and Chief    1998    165,000     76,000         --            --             --       --         800
  Financial Officer, and      1997    145,000     61,000         --            --             --       --         800
  Treasurer

Rein Luik(5)................  1999    215,000         --         --            --             --       --       4,800
  Vice President;             1998    210,000     49,000         --            --             --       --      15,497(6)
  President, Vertex           1997    275,000         --         --            --             --       --      15,041(6)
  Electronics Group

Louis E. Becker(7)..........  1999    165,000     21,000         --            --             --       --       4,800
  Vice President;             1998    160,000     30,000         --            --             --       --       9,692(8)
  President, Vertex           1997    170,000         --         --            --             --       --      12,750(8)
  Antenna Systems, LLC


--------------------------

(1) Includes incentive bonus payments earned for services rendered to the Company or a subsidiary in the year indicated that were paid in the following year.

(2) Excludes certain incidental perquisites, the total of which did not exceed the lesser of $50,000 or 10% of the cash compensation for any named individual.

(3) Except as noted in footnotes (6) and (8) below, the amounts reflected in this column consist of the annual employer matching payments to the Company's qualified Savings/Profit Sharing Plan.

(4) Incentive stock options to acquire shares of Common Stock pursuant to the Company's 1995 Stock Compensation Plan.

(5) Information included in the Summary Compensation Table as to Dr. Luik's 1997 salary compensation (i) represents compensation for services to Vertex Satcom Systems, Inc. ("Vertex Satcom"), formerly known as TIW Systems, Inc. ("TIW"), a wholly-owned subsidiary of the Company, and since June 11, 1997, as Vice President of the Company, and (ii) reflects the annualized amount of such compensation as if he had been employed in such capacities for the entire fiscal year. Dr. Luik actually earned and was paid salary compensation of $84,800 from the effective date of the Company's acquisition of Vertex Satcom, June 11, 1997, until the end of the 1997 fiscal year.

(6)  Includes the fiscal year 1997 and 1998 respective employer contributions of
     (i) $4,750 and $4,846 to Vertex Satcom's qualified 401(k) Plan and (ii) $10,291 and $10,651 to Vertex Satcom's qualified Money Purchase Pension Plan for the benefit of Dr. Luik.

(7) Information included in this Summary Compensation Table as to Mr. Becker's 1997 salary compensation (i) represents compensation for services to Vertex Antenna Systems, LLC ("VAS"), formerly a division of Vertex Satcom, and since June 11, 1997, as Vice President of the Company, and (ii) reflects the annualized amount of such compensation as if he had been employed in such capacities for the entire fiscal year. Mr. Becker actually earned and was paid salary compensation of $52,500 from the effective date of the Company's acquisition of Vertex Satcom, June 11, 1997, until the end of the 1997 fiscal year.

(8)  Includes the fiscal year 1997 and 1998 respective employer contributions of
     (i) $4,750 and $3,692 to VAS's qualified 401(k) Plan and (ii) $8,000 and $6,000 to VAS's qualified Money Purchase Pension Plan for the benefit of Mr. Becker.

OPTION GRANTS DURING FISCAL YEAR 1999

         The following table provides information related to options to acquire shares of Common Stock granted to the Named Executive Officers of the Company during fiscal year 1999.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                  INDIVIDUAL GRANTS
                             ---------------------------                                      POTENTIAL REALIZABLE VALUE
                             NUMBER OF       % OF TOTAL                                         AT ASSUMED ANNUAL RATES
                             SECURITIES        OPTIONS                                              OF STOCK PRICE
                             UNDERLYING       GRANTED TO                                             APPRECIATION
                              OPTIONS         EMPLOYEES         EXERCISE                          FOR OPTION TERM(1)
                              GRANTED         IN FISCAL          PRICE         EXPIRATION       ----------------------
NAME                          (#)(2)            YEAR           ($/SH)(3)          DATE             5%           10%
----                         ---------       -----------       ---------       ----------       --------     --------
J. Rex Vardeman...........    10,000            3.2%           $  14.875         10/13/08       $ 93,548     $237,069
                              15,000            4.8%             12.4375          8/02/09        117,328      297,333
A. Don Branum.............    10,000            3.2%              14.875         10/13/08         93,548      237,069
                              15,000            4.8%             12.4375          8/02/09        117,328      297,333
James D. Carter...........    10,000            3.2%              14.875         10/13/08         93,548      237,069
                              15,000            4.8%             12.4375          8/02/09        117,328      297,333
Rein Luik.................      --              --                  --               --              --         --
Louis E. Becker...........      --              --                  --               --              --         --



-----------------------
(1) The potential realizable value illustrates the value that may be realized upon exercise of the option immediately prior to the expiration of its term, assuming the specified compounded rates of appreciation of the Company's Common Stock over the term of the option. These values do not take into account provisions of the option providing for termination of the option following termination of employment, transferability or vesting over five years.

(2) Incentive stock options to acquire shares of Common Stock granted pursuant to the Company's 1995 Stock Compensation Plan for a term of ten years from the date of grant. The options vest and are initially exercisable with respect to 20% of the shares covered thereby on each anniversary date thereof in 2000 through 2004, are nontransferable and are subject to termination under conditions upon death, disability and cessation of employment of the optionee.

(3) The exercise price per share of the option was equal to 100% of the fair market value of the Common Stock per share on the date of grant.

1999 OPTION EXERCISES AND FISCAL YEAR END HOLDINGS

         The following table sets forth information with respect to options exercised by the Named Executive Officers of the Company during fiscal year 1999 and the number and value of unexercised options and SARs held at fiscal year end.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                           VALUE OF UNEXERCISED
                                                              NUMBER OF SECURITIES            IN-THE-MONEY
                                                             UNDERLYING UNEXERCISED           OPTIONS/SARS
                                                           OPTIONS/SARS AT FY-END(#)        AT FY-END ($)(*)
                                                           --------------------------  --------------------------

                          SHARES ACQUIRED      VALUE
         NAME             ON EXERCISE (#)   REALIZED ($)   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----------------------    ---------------   ------------   -----------  -------------  -----------  -------------
J. Rex Vardeman.......           --            --             35,000        30,000       $17,813         $0

A. Don Branum.........           --            --             35,000        30,000        17,813          0


James D. Carter.......           --            --             30,000        30,000        11,875          0

Rein Luik.............           --            --               --             --              0          0

Louis E. Becker.......           --            --               --             --              0          0

------------

     * The closing price for the Company's Common Stock as reported by New York Stock Exchange on September 30, 1999, was $11.1875 per share. The indicated value is calculated on the basis of the difference between the option exercise price per share and $11.1875, multiplied by the number of shares of Common Stock underlying each option.

COMPENSATION OF DIRECTORS

         The Company has adopted a policy whereby all Outside Directors (non-employees) receive directors' fees of $1,000 for each meeting of the Board attended (exclusive of telephonic meetings) and for each meeting of a committee of the Board attended (exclusive of committee meetings held on the same day as Board meetings). No director who is an employee of the Company receives any fees for services as a director or member of any committee of the Board. All directors are reimbursed for reasonable travel and out-of-pocket expenses incurred in connection with attendance at meetings of the Board or of committees of the Board.

         In addition, the Company has adopted the Outside Directors Plan whereby stock option grants have been made from time to time on an irregular basis to reward director performance and to encourage those qualifying directors of the Company who are not employees to participate in the Company's long-term success. Pursuant to this plan, the Company has previously granted non-qualified stock in fiscal year 1993 to Messrs. Womble and Heitzman to purchase 5,000 shares of Common Stock each at the exercise price of $10 per share, in fiscal year 1995 for an additional 5,000 shares of Common Stock each at an exercise price of $12 per share, and in fiscal year 1998 for an additional 5,000 shares of Common Stock each at an exercise price of $17 per share. To date, Messrs. Heitzman and Womble have exercised their 1993 options of 5,000 shares each, and Mr. Womble has also exercised his 1995 option of 5,000 shares.

         In fiscal year 1998, the Company also adopted the Non-Employee Directors Stock Option Plan, whereby stock option grants may be made from time to time on an irregular basis to reward director performance and to encourage those qualifying directors to participate in the Company's success. Pursuant to this plan, in fiscal year 1998, the Company granted non-qualified stock options to Messrs. Womble, Heitzman, and Farmer in the amount of 5,000 shares, 5,000 shares, and 10,000 shares, respectively, at an exercise price of $25 per share. During fiscal year 1999, these 1998 options were modified to amend the exercise price to $16.4375 per share. In addition, in fiscal year 1999, the Company granted non-qualified stock options to Messrs. Womble, Heitzman, and Farmer in the amount of 5,000 shares, 4,000 shares, and 3,000 shares, respectively, at an exercise price of $12.4375 per share. To date, none of these options has been exercised.

EMPLOYMENT AGREEMENTS

         J. Rex Vardeman, A. Don Branum, and James D. Carter, in their capacities as (i) Chairman of the Board, President and Chief Executive Officer,
(ii) Senior Vice President and Assistant Secretary, and (iii) Vice President and Chief Financial Officer and Treasurer, respectively, have each executed employment agreements with the Company. These employment agreements are each for three-year terms which automatically renew on a daily basis.

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

         If the merger agreement with Tripoint is consummated, a change in control of the Company will occur. See "Recent Developments" above for further information.

         In addition, Rein Luik and Louis E. Becker, each in his capacity as President and Vice President, respectively, of TIW, entered into an agreement, effective as of June 11, 1997, which includes the same provisions for a similar term as summarized above as related to his employment in such capacity with TIW or its successors.

         Certain key employees of the Company have executed proprietary information protection agreements acknowledging that all their discoveries made while an employee of the Company will be the property of the Company and that they will not disclose trade secrets or other confidential information of the Company to others.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal year 1999, the members of the Compensation Committee were responsible for determining executive compensation and made decisions related to stock option grants to certain officers other than executive officers. J. Rex Vardeman, Chairman of the Board, President and Chief Executive Officer, serves as Chairman of the Compensation Committee and participated in deliberations concerning executive officer compensation.

         No member or nominee for election as a member of the Board or any Committee of the Board has an interlocking relationship with the board (or member of such board) or any committee (or member of such committee) of a board of any other company.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                        SECURITY OWNERSHIP OF MANAGEMENT
                           AND PRINCIPAL SHAREHOLDERS

       The following table sets forth information regarding the beneficial ownership of shares of the Common Stock of the Company as of December 2, 1999, by (i) each person known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer, (iv) each of the Company's four other most highly compensated executive officers for fiscal year 1999, and (v) the directors and executive officers of the Company as a group. The persons and entities named in the table have sole voting and investment power with respect to all such shares owned by them, unless otherwise indicated.

                                                      AMOUNT AND NATURE OF    PERCENT
        NAME OF BENEFICIAL OWNER OR GROUP(1)          BENEFICIAL OWNERSHIP    OF CLASS
        ------------------------------------          --------------------    --------
   Fidelity Management & Research Company ..........        511,000             10.0%
   Ryback Management Corporation ...................        333,000              6.5
   EQSF Advisers, Inc. .............................        306,900              6.0
   J. Rex Vardeman(2) ..............................        199,570              3.9
   James D. Carter(2) ..............................        103,833              2.0
   A. Don Branum(2) ................................         89,000              1.7
   Rein Luik(3) ....................................         71,710              1.4
   Bill R. Womble (2) ..............................         30,550                *
   Donald E. Heitzman, Sr. (2) .....................         24,000                *
   John G. Farmer(2) ...............................         13,000                *
   Louis E. Becker(4) ..............................          2,835                *
   All directors and executive officers
      as a group (12 persons) (5) ..................        695,561             13.0

-----------------

 * Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.


(1) The addresses of the persons or entities shown in the foregoing table who are beneficial owners of more than 5% of the Common Stock are as follows:
     Fidelity Management & Research Company, 82 Devonshire Street, Boston, Massachusetts 02109; Ryback Management Corporation, 7711 Carondelet Avenue, Box 16900, St. Louis, Missouri 63105; and EQSF Advisers, Inc., 767 Third Avenue, New York, New York 10017.

(2)  Includes 42,000, 37,000, 42,000, 15,000, 19,000, and 13,000 shares as to which beneficial ownership could be acquired by Messrs. Vardeman, Carter, Branum, Womble, Heitzman, and Farmer, respectively, within sixty days of December 2, 1999, upon the exercise of outstanding options.

(3) Includes 2,080 shares held of record by the TIW Systems, Inc. Stock Bonus Trust (the "Trust") for the account of Dr. Luik, as to which shares Dr. Luik shares voting and investment powers pursuant to the terms of the Trust.

(4) Represents shares held of record by the Trust for the account of Louis E. Becker, as to which shares Mr. Becker shares voting and investment powers pursuant to the terms of the Trust.

(5) Includes an aggregate of 226,333 shares as to which beneficial ownership could be acquired by all such persons within sixty days of December 2, 1999, upon the exercise of outstanding options.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Board of Directors of the Company has adopted a policy that transactions between the Company, its officers, directors, principal shareholders, and affiliates be conducted on terms at least as favorable to the Company as those which could be obtained from independent parties.

         The Company has entered into certain indemnification agreements with each of its directors and executive officers to provide the maximum indemnification allowed pursuant to its articles of incorporation, bylaws, and applicable law.

         Bill R. Womble, a director of the Company, is a partner of Thompson & Knight L.L.P., a law firm headquartered in Dallas, Texas, that has been retained by the Company as its outside counsel.

                                     PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


                                                                     PAGE IN 1999
(a)1.    CONSOLIDATED FINANCIAL STATEMENTS.                         ANNUAL REPORT
                                                                    -------------
           Report of Independent Public Accountants........................ 28

           Consolidated Income Statements
              For the years ended September 30,
              1999, 1998, and 1997......................................... 17

           Consolidated Balance Sheets
              As of September 30, 1999 and 1998............................ 18

           Consolidated Statements of Cash Flows
              For the years ended September 30,
              1999, 1998, and 1997......................................... 19

           Consolidated Statements of Shareholders' Equity
              For the years ended September 30,
              1999, 1998 and 1997.......................................... 20

           Notes to Consolidated Financial Statements...................... 21

   2.    FINANCIAL STATEMENT SCHEDULES.                                 PAGE NO.
                                                                        --------
           Report of Independent Public Accountants on Schedule........... S-1

         SCHEDULE

           II     - Valuation and Qualifying Accounts......................S-2

         All other schedules are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)      REPORTS ON FORM 8-K.

         On July 9, 1999, the Company filed a current report on Form 8-K under item 5 regarding the Company's press release dated July 2, 1999 titled "Vertex Communications Corporation Announces Restructuring." See Note 13 of Notes to Consolidated Financial Statements.

(c)      EXHIBITS.

         The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or are incorporated herein by reference to previous filings noted, as applicable:


EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
  3.1     --      Restated Articles of Incorporation of the Registrant, as
                  amended by Articles of Amendment No. 1 and No. 2 thereto,
                  filed as Exhibit 4.1 to the Registrant's Registration
                  Statement on Form S-3 (File No. 333-53391).

  3.2    --       Bylaws of the Registrant, as amended by Amendments No. 1 and
                  No. 2 thereto, filed as Exhibit 4.2 to the Registrant's
                  Registration Statement on Form S-3 (File No. 333-53391).

 10.1    --       Savings/Profit Sharing Plan of the Registrant, as amended and restated, effective as of June 1, 1991 filed as Exhibit 10-A to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (File No. 0-15277).

 10.2    --       Stock Option Plan for Key Employees of the Registrant filed as
                  Exhibit A to the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1987
                  Annual Meeting of Shareholders (File No. 0-15277).

 10.3    --       First Amendment to the Stock Option Plan for Key Employees
                  filed as Exhibit 10-E to the Registrant's Annual Report on
                  Form 10-K for the fiscal year ended September 30, 1988 (File
                  No. 0-15277).

 10.4    --       Second Amendment to the Stock Option Plan for Key Employees -
                  Filed as Exhibit A to the Registrant's definitive Proxy
                  Statement in connection with the solicitation of proxies for its 1992 Annual Meeting of Shareholders (File No. 0-15277).

 10.5    --       1995 Stock Compensation Plan of the Registrant filed as
                  Exhibit A to the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1995
                  Annual Meeting of Shareholders (File No. 0-15277).

 10.6    --       Outside Directors Stock Option Plan of the Registrant filed as
                  Exhibit B to the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1987
                  Annual Meeting of Shareholders (File No. 0-15277).

 10.7    --       Executive Employment Agreement, dated November 10, 1994, by and between the Registrant and J. Rex Vardeman, Chairman of the Board, President and Chief Executive Officer of the
                  Registrant, filed as Exhibit 10.9 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended September 30,
                  1994 (File No. 0-15277).

 10.8    --       Executive Employment Agreement, dated November 10, 1994, by and between the Registrant and A. Don Branum, Senior Vice
                  President of the Registrant, filed as Exhibit 10.10 to the
                  Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 0-15277).

 10.9    --       Executive Employment Agreement, dated November 10, 1994, by and between the Registrant and James D. Carter, Vice President
                  - Finance and Treasurer of the Registrant, filed as Exhibit
                  10.11 to the Registrant's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 1994 (File No. 0-15277).

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------

 10.10   --       Executive Employment Agreements, dated June 11, 1997, by and between TIW Systems, Inc., a wholly-owned subsidiary of the
                  Registrant, and Rein Luik, President of TIW Systems, Inc. and
                  a Vice President of the Registrant, and Louis E. Becker, Vice
                  President of TIW Systems, Inc. and a Vice President of the
                  Registrant, filed as Exhibits to the Registrant's Current
                  Report on Form 8-K/A dated June 26, 1997 (Date of Earliest
                  Event Reported: May 9, 1997; File No. 0-15277).

 10.11   --       Indemnification Agreement, dated October 26, 1994, by and
                  between the Registrant and J. Rex Vardeman; and schedule of other officers and directors of the Registrant, each of whom has entered into a similar agreement with the Registrant,
                  filed as Exhibit 10.15 to the Registrant's Annual Report on
                  Form 10-K for the fiscal year ended September 30, 1994 (File
                  No. 0-15277).

 10.12   --       Revolving Credit Loan Agreement and related Promissory Note, each dated June 11, 1997, by and between Bank One, Texas,
                  National Association and the Registrant, filed as Exhibit
                  10.24 to the Registrant's Annual Report on Form 10-K for the
                  fiscal year ended September 30, 1997 (File No. 0-15277).

 10.13   --       Second Amendment to Loan Agreement, dated September 15, 1998, by and between the Registrant and Bank One, Texas, National
                  Association, filed as Exhibit No. 10.23 to the Registrant's
                  Annual Report on Form 10-K for the fiscal year ended September
                  30, 1998 (File No. 0-15277).

 10.14   --       First Amendment to the Savings/Profit Sharing Plan of the
                  Registrant, as amended and restated, effective as of October
                  1, 1998, filed as Exhibit 10.24 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended September 30,
                  1998 (File No. 0-15277).

 10.15   --       Management Incentive Compensation Plan of the Registrant, its
                  Subsidiaries and its Divisions, as amended and restated,
                  effective as of October 1, 1998, filed as Exhibit No. 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 0-15277).

 10.16   --       Employee Profit Sharing Bonus Plan of the Registrant, its
                  Subsidiaries and its Divisions, as amended and restated,
                  effective as of October 1, 1998, filed as Exhibit No. 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 0-15277).

 13*     --       Annual Report to Shareholders of the Registrant for the year ended September 30, 1999, to the extent specified in Parts II and IV hereof.

 21*     --       Subsidiaries of the Registrant.

 23*     --       Consent of Independent Public Accountants.

 27*     --       Financial Data Schedule.

-----------------
 *  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 22, 1999                     Vertex Communications Corporation
                                                       (Registrant)


                                              By:   /s/ J. REX VARDEMAN
                                                 ------------------------------
                                                    J. Rex Vardeman
                                                    Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        SIGNATURE                         TITLE                       DATE
        ---------                         -----                       ----
/s/ J. REX VARDEMAN                Chairman of the Board,      December 22, 1999
---------------------------           President, Chief
    J. Rex Vardeman            Executive Officer (Principal
                                   Executive Officer) and
                                         Director

/s/ A. DON BRANUM                        Director              December 22, 1999
---------------------------
    A. Don Branum



/s/ JAMES D. CARTER                    Vice President and      December 22, 1999
---------------------------        Chief Financial Officer
    James D. Carter                (Principal Financial and
                                Accounting Officer), Treasurer
                                       and Director



/s/ BILL R. WOMBLE                       Director              December 22, 1999
---------------------------
    Bill R. Womble



/s/ DONALD E. HEITZMAN, SR.              Director              December 22, 1999
---------------------------
    Donald E. Heitzman, Sr.


/s/ JOHN G. FARMER                       Director              December 22, 1999
---------------------------
    John G. Farmer


/s/ REIN LUIK                            Director              December 22, 1999
---------------------------
    Rein Luik

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                                    SCHEDULE



To the Shareholders of Vertex Communications Corporation:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Vertex Communications Corporation's 1999 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 26, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                           Arthur Andersen LLP



Dallas, Texas
  October 26, 1999

               VERTEX COMMUNICATIONS CORPORATION AND SUBSIDIARIES



(In thousands)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   ADDITIONS
                                           ---------------------------
                             BALANCE AT    CHARGES TO      CHARGES TO                           BALANCE
                             BEGINNING      COST AND         OTHER                               AT END
DESCRIPTION                  OF PERIOD      EXPENSES        ACCOUNTS          DEDUCTIONS        OF PERIOD
-----------                  ----------    -----------     -----------        ----------        ---------
ALLOWANCE FOR
DOUBTFUL ACCOUNTS

Year Ended 9/30/99           $      897    $        90     $        --        $       37 (1)    $     950
Year Ended 9/30/98                1,254           (159)             --               198 (1)          897
Year Ended 9/30/97                  268            210             805(4)             29 (1)        1,254

ALLOWANCE FOR
INVENTORY OBSOLESCENCE

Year Ended 9/30/99           $    1,257    $     1,716     $        --        $      445 (2)    $   2,528
Year Ended 9/30/98                1,453            (18)             --               178 (2)        1,257
Year Ended 9/30/97                  771            449             518(4)            285 (2)        1,453


ALLOWANCE FOR
WARRANTY CLAIMS

Year Ended 9/30/99           $    1,343    $     2.312     $        --        $    1,239 (3)    $   2,416
Year Ended 9/30/98                1,052          1,327              --             1,036 (3)        1,343
Year Ended 9/30/97                  530            761             200(4)            439 (3)        1,052

-----------------

(1)  Doubtful accounts written off, less recoveries.
(2)  Disposal of obsolete inventory.
(3)  Warranty claims processed.
(4) Beginning balance of allowance account balance brought forward from acquisition of TIW Systems, Inc.

                               INDEX OF EXHIBITS

NUMBER                           DESCRIPTION
------                           -----------
13       Annual Report to Shareholders of the Registrant for the year ended
         September 30, 1999, to the extent specified in Parts II and IV hereof.

21       Subsidiaries of the Registrant.

23       Consent of Independent Public Accountants.

27       Financial Data Schedule.